Form 10-Q
period 2008-03-31
ADEN SOLUTIONS INC.
filed 2008-05-14
CIK 1427639

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149600

ADEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

70 Chapman Road
Toronto, Ontario
Canada M9P 1E7
(Address of principal executive offices, including zip code.)

(888) 536-2336
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [   ]         Accelerated filer                 [   ]
 Non-accelerated filer       [   ]       Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,116,100 as of May 14, 2008

===============================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Balance Sheets                                                             F-1
Statements of Expenses                                                F-2
Statements of Cash Flows                                            F-3
Notes to Financial Statements                                       F-4

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$2,789	$50

TOTAL ASSETS	$2,789	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,500	$-
Due to stockholder	34,980	15,000

TOTAL CURRENT LIABILITIES	39,480	15,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	-	-
Deficit accumulated during development stage	(36,741)	(15,000)
TOTAL STOCKHOLDERS' DEFICIT	(36,691)	(14,950)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,789	$50

The accompanying notes are an integral part of these financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)
	Three Months	From December 26,
	Ended	2007 (inception) to
	March 31,2008	March 31, 2008

EXPENSES
Consulting	$4,775	$4,775
General and administrative	476	476
Legal and accounting	16,490	31,490
TOTAL EXPENSES	21,741	36,741

NET LOSS	$(21,741)	$(36,741)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,000,000

The accompanying notes are an integral part of these financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three	From December 26,
	Months Ended	2007 (inception) to
	March 31, 2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,741)	$(36,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accounts payable	4,500	4,500
Net cash used in operating activities	(17,241)	(32,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	19,980	34,980
Proceeds from the issuance of common stock	-	50
Net cash provided by financing activities	19,980	35,030

Net change in cash	2,739	2,789

Cash, beginning of period	50	-

Cash, end of period	$2,789	$2,789

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Aden Solutions Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008

Note 1.   Basis of Presentation

The accompanying unaudited interim financial statements of Aden Solutions Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Aden's Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form S-1 have been omitted.

Note 2.   Going Concern

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at March 31, 2008, Aden Solutions has a working capital deficiency, has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Aden Solutions' ability to continue as a going concern.

Note 3.   Related Party Transactions

On March 31, 2008, Aden Solutions owed Silva Soltan, its president and sole director, $34,980 for expenses paid on its behalf for legal, accounting, consulting and administrative fees advanced.

On April 9, 2008, the company repaid Ms. Soltan the $34,980 for the total amount advanced.

Note 4.   Subsequent Events

On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-149600) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. On April 28, 2008, we closed our public offering by raising $111,610. As of May 14, 2008, the Company has 6,116,100 total shares issued and outstanding.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source-out purveyors of services for products to sell and source-out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations within the next 90 days. Although we have raised $111,610 as of April 28, 2008, we do not know how long the money will last.  We cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

     If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe the money raised from our public offering will last a year but with limited funds available to develop a growth strategy. Other than as described in this section, we have no other financing plans.

Plan of Operation

     Although we have raised $111,610, we do not know how long the money will last. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

     Our specific goal is to profitably sell our services on our Internet website to the luxury market travelers. We intend to accomplish the foregoing through the following milestones:

1.

We have begun to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus.

2.

After our office is established, we intend to contact and negotiate with high-end five-star resorts, hotels, retreats, Spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents, convention centers and spas. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of luxury properties in the US and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will hire an outside web designer to begin development on our website. We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.

As soon as our website is operational, which as we have said will be approximately 60 days from setting up our office, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We also intend to attend tradeshows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially, we will aggressively court the key database of corporate contacts provided by our president, Silvia Soltan. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $20,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

4.

Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would "qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $10,000 to $20,000.

5.

Within 90 days from the initial launch of our website, we believe that we will begin booking travel arrangements for our clients. Once the website is fully operational and we have begun to book travel arrangements for our customers, we intend to hire 1 or 2 part-time salesperson(s) to call on additional hotels, resorts and service providers to introduce them to our website.

     In summary, we should be in full operation and receiving orders within the next 100 days. We estimate that we will generate revenue 120 to 180 days after beginning operations. Until our website is fully operational, we do not believe that clients will use our services to book their travel arrangements. We believe, however, that once our website is operational and we are able to provide a wide selection of services that we can offer to potential clients, they will utilize our services as their "personal concierge" for their travel needs.

     If we are unable to negotiate suitable terms with service providers to enable us to represent their companies, or if we are unable to attract clients to use our services, we may have to suspend or cease operations.

     If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     To become profitable and competitive, we have to locate and negotiate agreements with service providers to allow us to represent them for a percentage-based commission. We then have to locate clients to book those services through us. We are seeking equity financing to provide for the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 26, 2007 to March 31, 2008

     During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name "adensolutions.com ." Our loss since inception is $36,741 of which $31,490 is for legal and accounting fees relating to the offering of securities under our registration statement.

     From inception through March 31, 2008 we sold 5,000,000 shares of common stock to our sole officer and director for $50.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2007. This was accounted for as a sale of common stock.

     As of March 31, 2008, our total assets were $2,789 and our total liabilities were $39,480. As of March 31, 2008 we had cash of $2,789.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures provide her with reasonable assurance that they are effective to provide her with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

     Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending December 31, 2008. We expect to begin the process during this fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934.)

     Changes in Internal Control over Financial Reporting. Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-149600) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was not underwriter involved in our public offering. On April 28, 2008, we closed our public offering by raising $111,610. As of May 14, 2008, the Company has 6,116,100 total shares issued and outstanding.

     Some of the funds were used as follows:

Repayment of Officers Loans	$34,980
Total remaining	$76,630

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of May, 2008 at Toronto, Ontario, Canada.

ADEN SOLUTIONS INC.
(Registrant)

BY:	SILVIA SOLTAN
Silvia Soltan, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

Print PDF Version