Form 10-Q/A
period 2008-03-31
ADEN SOLUTIONS INC.
filed 2008-06-18
CIK 1427639

=========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
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
YES [ X ] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,116,100 as of June 16, 2008.

===============================================================================================================================================

EXPLANATORY NOTE

    Aden Solutions Inc. (the "Company") is filing this amendment on Form 10-Q/A to amend its Form 10-Q for the quarterly period ended March 31, 2008 to state that the Company is a shell company by checking the shell box on the cover page of this report. The financial statements and all other information filed therein are not affected by this change. Amounts and statements have not been updated or modified from the date of the filing of the original Form 10-Q filed on May 14, 2008.

PART II. OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

    It is our position that the when the shares of common stock were issued to Ms. Soltan, we were not a shell company since we were in the "start-up" phase and our activity constituted more than nominal operations. Accordingly Ms. Soltan may use Rule 144 for the resale of her shares at the present time.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of June, 2008 at Toronto, Ontario, Canada.

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