Form 10-Q/A
period 2008-03-31
ADEN SOLUTIONS INC.
filed 2008-07-03
CIK 1427639

=========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2
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
YES [ X ] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,116,100 as of July 2, 2008.

===============================================================================================================================================

EXPLANATORY NOTE

    Aden Solutions Inc. (the "Company") is filing this amendment on Form 10-Q/A-2 to amend its Form 10-Q for the quarterly period ended March 31, 2008 to state that the Company is still seeking to raise capital through its initial public offering. The financial statements and all other information filed therein are not affected by this change. Amounts and statements have not been updated or modified from the date of the filing of the original Form 10-Q filed on May 14, 2008.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-149600) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was not underwriter involved in our public offering. As of the date of this report, we have raised $111,610 by issuing 6,116,100 shares of common stock.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 2nd day of July, 2008 at Toronto, Ontario, Canada.

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