Form 10-Q
period 2008-06-30
ADEN SOLUTIONS INC.
filed 2008-08-08
CIK 1427639

=========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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
YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,516,100 as of July 31, 2008

===================================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Unaudited Balance Sheets                                       F-1
Unaudited Statements of Expenses                          F-2
Unaudited Statements of Cash Flows                      F-3
Notes to Financial Statements                                 F-4

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$59,643	$50

TOTAL ASSETS	$59,643	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to stockholder	$-	$15,000

TOTAL CURRENT LIABILITIES	-	15,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,116,100 and 5,000,000 shares issued and outstanding
Respectively	61	50
Additional paid-in capital	111,599	-
Deficit accumulated during development stage	(52,017)	(15,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	59,643	(14,950)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$59,643	$50

The accompanying notes are an integral part of these financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months	Six Months	From December 26,
	Ended	Ended	2007 (inception) to
	June 30, 2008	June 30, 2008	June 30, 2008

EXPENSES
Consulting	$10,398	$15,173	$15,173
General and administrative	1,949	2,425	2,425
Legal and accounting	2,929	19,419	34,419
TOTAL EXPENSES	15,276	37,017	52,017

NET LOSS	$(15,276)	$(37,017)	$(52,017)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED
	6,090,249	5,545,124

The accompanying notes are an integral part of these financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six	From December 26,
	Months Ended	2007 (inception) to
	June 30, 2008	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,017)	$(52,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Net cash used in operating activities	(37,017)	(52,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	19,980	34,980
Payment to shareholder	(34,980)	(34,980)
Proceed from issuance of common stock	111,610	111,660
Net cash provided by financing activities	96,610	111,660

Net change in cash	59,593	59,643

Cash, beginning of period	50	-

Cash, end of period	$59,643	$59,643

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Aden Solutions Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008

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

Note 2.     Going Concern

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at June 30, 2008, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Aden Solutions' ability to continue as a going concern.

Note 3.     Related Party Transactions

On March 31, 2008, Aden Solutions owed Silva Soltan, its president and sole director, $34,980 for expenses paid on its behalf for legal, accounting, consulting and administrative fees advanced.

On April 9, 2008, the company repaid Ms. Soltan the $34,980 for the total amount advanced.

Note 4.     Common Stock

As of July 31, 2008, the Company had issued 1,516,100 shares of the Company's common stock to 58 investors, at a purchase price of $0.10 per share for an aggregate investment of $151,610.

Aden Solutions Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008

Note 5.     Subsequent Events

On July 3, 2008, the Company elected to reopen its initial public offering by amending its Form 10-Q as filed with the Securities and Exchange Commission on May 14, 2008. The Company determined that it had closed the offering prematurely and is seeking to raise the maximum amount allowable as stated in the S-1 of $200,000 by issuing 2,000,000 shares.

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

    Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source-out purveyors of services for products to sell and source-out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations within the next 90 days. Although we have raised $151,610 as of July 31, 2008, we do not know how long the money will last.  We cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

    If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe the money raised from our public offering will sustain us partially through the year but with limited funds available to develop a growth strategy. Other than as described in this section, we have no other financing plans.

Plan of Operation

    Although we have raised $151,610, we do not know how long the money will last. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

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

2.

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

3.

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

4.

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

Results of operations

From Inception on December 26, 2007 to June 30, 2008

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name "adensolutions.com ." Our loss since inception is $52,017 of which $34,419 is for legal and accounting fees relating to the offering of securities under our registration statement.

    From inception through June 30, 2008 we sold 5,000,000 shares of common stock to our sole officer and director for $50.

    In March we began seeking capital for our initial public offering. As of July 31, 2008, we have raised $151,610 by issuing 1,516,100 shares of our common stock. Currently, our public offering remains open.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2007. This was accounted for as a sale of common stock.

    In March we began seeking capital for our initial public offering. As of July 31, 2008, we have raised $151,610 by issuing 1,516,100 shares of our common stock. Currently, our public offering remains open.

    As of June 30, 2008, our total assets were $59,643 and out total liabilities were $0. As of June 30, 2008 we had cash of $59,643.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

    Evaluation of Disclosure Controls and Procedures.

    Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures are not effective as of June 30, 2008, due to the lack of financial reporting personnel because of the lack of financial resources.

    Annual report on internal control over financial reporting.

    Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending December 31, 2009. We expect to begin the process during this fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934.)

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

PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-149600) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of July 31, 2008, the Company raised $151,610 by issuing 6,516,100 shares of common stock.

    Some of the funds were used as follows:

Repayment of officer loans	$34,980
Operating expenses	$2,425
Consulting Fees	$15,173
Legal and accounting Fees	$19,419
Total remaining	$79,613

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th day of August, 2008 at Toronto, Ontario, Canada.

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