Form 10-Q
period 2008-09-30
ADEN SOLUTIONS INC.
filed 2008-11-05
CIK 1427639

===================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,799,600 as of November 3, 2008.

=====================================================================================================================

ADEN SOLUTIONS INC.

FORM 10-Q
September 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Aden Solutions Inc.
(A Development Stage Company)

September 30, 2008

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$103,692	$50

TOTAL ASSETS	$103,692	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to stockholder	$-	$15,000

TOTAL CURRENT LIABILITIES	-	15,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,799,600 and 5,000,000 shares issued and outstanding
Respectively	68	50
Additional paid-in capital	179,942	-
Deficit accumulated during development stage	(76,318)	(15,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	103,692	(14,950)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$103,692	$50

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENT OF EXPENSES

	Three Months	Nine Months	From December 26,
	Ended	Ended	2007 (inception) to
	September 30, 2008	September 30, 2008	September 30, 2008

EXPENSES
Consulting	19,815	34,988	34,988
General and administrative	1,579	4,004	4,004
Legal and accounting	2,907	22,326	37,326
TOTAL EXPENSES	$24,301	$61,318	76,318

NET LOSS	$(24,301)	$(61,318)	(76,318)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,644,578	5,914,284

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine	From December 26,
	Months Ended	2007 (inception) to
	September 30, 2008	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,318)	$(76,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Net cash used in operating activities	(61,318)	(76,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	19,980	34,980
Payment to shareholder	(34,980)	(34,980)
Proceed from issuance of common stock	179,960	180,010

Net cash provided by financing activities	164,960	180,010

Net change in cash	103,642	103,692

Cash, beginning of period	50	-

Cash, end of period	$103,692	$103,692

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Aden Solutions Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008

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

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at September 30, 2008, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Aden Solutions' ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

On March 31, 2008, Aden Solutions owed Silva Soltan, its president and sole director, $34,980 for expenses paid on its behalf for legal, accounting, consulting and administrative fees advanced.

On April 9, 2008, the company repaid Ms. Soltan the $34,980 for the total amount advanced.

NOTE 4.     COMMON STOCK

As of September 30, 2008, the Company had issued 1,799,600 shares of the Company's common stock at $0.10 per share for an aggregate investment of $179,960 during 2008.

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

    Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source-out purveyors of services for products to sell and source-out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations within the next 90 days. Although we raised $179,960, we do not know how long the money will last.  We cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

    If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe the money raised from our public offering will sustain us partially through the year but with limited funds available to develop a growth strategy. Other than as described in this section, we have no other financing plans.

Plan of Operation

    Although we raised $179,960, we do not know how quickly we will use these funds. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

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

Results of operations

From Inception on December 26, 2007 to September 30, 2008

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name "adensolutions.com ." Our loss since inception is $76,318 of which $37,326 is for legal and accounting fees relating to the offering of securities under our registration statement.

    From inception through September 30, 2008 we sold 5,000,000 shares of common stock to our sole officer and director for $50.

    On September 29, 2008, the Company closed its public offering by issuing 1,799,600 shares of common stock and raising $179,960.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 5,000,000 shares of common stock through a Section 4(2) offering in December 2007. This was accounted for as a sale of common stock.

    In March we began seeking capital for our initial public offering. As of September 30, 2008, the Company had raised $179,960 by issuing 1,799,600 shares of the Company's common stock.

    As of September 30, 2008, our total assets consisted of cash and totaled $103,692. Our total liabilities were $0.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

    Evaluation of Disclosure Controls and Procedures.

    Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures are not effective as of September 30, 2008, due to the lack of financial reporting personnel because of the lack of financial resources.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-149600) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. On September 29, 2008, the Company completed its public offering by issuing 1,799,600 shares of common stock and raising $179,960.

    The funds were used as follows:

General and administrative expenses	$4,004
Consulting Fees	$34,988
Legal and accounting Fees	$37,326
Total remaining	$103,642

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    None.

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 4th day of November, 2008 at Toronto, Ontario, Canada.

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