Form 10-K
period 2008-12-31
ADEN SOLUTIONS INC.
filed 2009-03-27
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]      ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

FOR THE YEAR ENDED December 31, 2008

Commission file number 333-149600

ADEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA	35-2319209
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

70 Chapman Road
Toronto, Ontario
Canada M9P 1E7
(Address of principal executive offices, including zip code.)

1-888-536-ADEN
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008 is $180,010.

PART I

ITEM 1.     BUSINESS

General

    We were incorporated in the State of Nevada on December 26, 2007. We have not started operations. We are developing a website (www.adensolutions.com) that will offer a comprehensive list of services that we can provide to the business executive and other professional traveler. We will specialize in the business of providing assistance to corporate entities and individuals to maximize their travel experience and enable clients to increase their own profitability by saving them time. We have not generated any revenues and the only operation we have engaged in is the development of a business plan. We maintain our statutory registered agent's office at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at 70 Chapman Road, Toronto, Ontario, Canada M9P 1E7. Our telephone number is (888) 536-2336. This is the home office of our President, Silvia Soltan. We do not pay any rent to Ms. Soltan and there is no agreement to pay any rent in the future.

    We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not begun operations and will not begin operations until we have completed this offering. Our plan of operation is prospective and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

    We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

Products/Services

    We intend to position ourselves as a service provider within the luxury travel market. We intend to offer the highest quality travel packages and concierge services to our clients. Our target market will be made up of corporations and individuals who can afford and prefer to travel luxuriously, and are able to discern that paying for our services will enable them to buy the most valuable asset of all "time." We intend to be defined by the quality of the unique aspects of our services. Those aspects ill include superior personal assistance, event and conference planning, travel consultation and arrangements, and full service concierge assistance.

    We intend to offer the following services:

Corporate Concierge and Assistance
*	Leisure Activities Coordination
*	Theater and Sporting Events Referral and Tickets
*	Dinners and Spa Referral and Reservations
*	Reminder Service
*	Gift or Shopping Coordination

Event and Conference Planning
*	Corporate Retreats
*	Executive Meetings
*	Training Seminars
*	Sales Conferences

    We will assist in organizing meetings and conferences. We will assist in site selection, room reservations, transportation and all other aspects of the meetings as required.

Corporate Travel Arrangements
*	Trip Itinerary Planning
*	Customized Tour Packages to Luxury resorts and retreats
*	Air and Ground Transportation

    We will book all aspects of the corporate and leisure travel for our clients and will create a database of information that will enable us to immediately identify the client's personal preferences. Our goal is not only to meet the travel needs of our clients, it is to anticipate them.

Website

    Currently our website has been launched at www.adensolutions.com. We are still in the process of expanding our database and should be fully operational by the end of 2009.

    We have hired an outside technology provider to develop our website. The IT company we hired provides the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support. The foregoing will allow us to transact the sale of our products/services, promote our products/services in an attractive fashion, and communicate with our clients on-line.

    The luxury travel and concierge industry is an upward growth industry, "a lucrative industry representing the elite 3% of travelers who account for 20% of total annual travel expenditure - and who are immune to economic slowdown" (International Luxury Travel; Market 2008 website). Our website is intended to be a destination site for those travelers.

    Our website is the virtual business card and portfolio for the company as well as its online "home." It will showcase past and current clients, subject to their consent, and the variety of services that we offer.

    The website exhibits links to the service providers that we have entered into strategic alliances with. The links would provide the client with a virtual view of the destinations that we represent and events taking place in the area they are intending to visit. In the future, the website may also offer links to area restaurants and spas.

    The website is a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave of Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not appeal to them.

    We believe that the lack of financial security on the Internet has been hindering economic activity. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption.

    There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. We are now considering risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts in our system specifications and in the security precautions in the development of our website. There is no assurance that such security precautions will be successful.

    Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception in December 2007. At present, we have launched our website at www.adensolutions.com and begun work on our database. Currently we have not solidified strategic alliances to partner with so the amount of information on our website is limited. We believe that the website will be fully operation at the end of 2009.

    The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Marketing Strategy

    We intend to negotiate strategic alliances with larger service providers such as five-star resorts and hotels. We will offer direct advertising of those resorts that we enter into strategic alliances with through a link on our website, through flyers and promotional material that we create, and through personal selling in exchange for a commission based percentage of the sale of rooms, tours or other services booked by a client introduced by us.

    Strategic relationships will also be developed with travel agents, convention centers and spas for a similar commission based percentage of any booking made by a client introduced by us.

    We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances with luxury properties in the US and Canada. One such example under consideration is the Luxury Travel Expo 2009 - the largest gathering of luxury agents in the world. (www.luxurytravelexpo.com).This would be an opportunity to meet and network with hundreds of luxury service providers.

    Initially we will aggressively court the key database of corporate contacts provided by our President, Silvia Soltan in order to attract initial clients and strategic partners. We also intend to attract and add new clients through our website with a strong technical support capable of recording leads.

    Other methods of communication will include:

*	Email mailings - regular e-mailings to potential customers with updated company information and special offers
*	Direct mail - brochures and newsletters
*	Sampling - occasionally a discounted service package may be offered as a trade-in-kind to a visible and vocal trendsetter such as an advertising agent for a magazine or radio station.
*	Informal marketing/networking - activities such as joining organizations or attending tradeshows and conferences.

Customer-based marketing will include:

*	Emphasizing repeat sales to clients who have used our services
*	Exploring additional sales tactics to increase the total revenue per client through the sale of
*	extra services
*	Additional sales facilitated by links to our website
*	Strategic partnerships such as cooperative advertising
*	Special offers and promotions such as limited time offers or seasonal promotions.

Website Marketing Strategy

    Web marketing will start with our known contacts who we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue

    Initially, we intend to generate revenue from two sources:

1.	By entering into strategic alliances with luxury resorts and hotels to receive a percentage based commission of the room or travel package booking generated by us;
2.	By charging a fee to the customer for arranging travel assistance and/or concierge service.

    We intend to develop and maintain a database of all our clients so that we can anticipate their personal preferences in specific airlines, types of restaurants, type of recreational activities etc. That database will enable us to anticipate the needs and desires of our clients.

Competition

    The electronic commerce market is intensely competitive. The market for information resources is more mature, but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

    Most hotels and resorts have their own websites and upon initiating our website operations, we will be competing with the foregoing. We intend to differentiate ourselves by offering a much more personalized service. We will handle all aspects of the travel arrangements - air travel, hotel accommodations, car rental, limousine pick-up, floral arrangements, dinner, tickets for theatre productions or shows, having your suit or dress pressed, down to ensuring that a specific brand of water is available in the room. We intend to act as a personal concierge or executive assistant throughout the duration of the trip.

    The luxury travel market is a small niche market and may be difficult to penetrate. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established travel agencies with records of success will attract qualified clients away from us. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of the range of services and the quality of services that we intend to provide.

    Silvia Soltan, our president will be devoting approximately 15 hours a week of her time to our operations. Once we begin operations, and are able to attract more and more clients to use our services, Ms. Soltan has agreed to commit more time as required. Because Ms. Soltan will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to her. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Marketing

    We intend to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We also intend to attend tradeshows and conferences. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites.

Insurance

    We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

    We are a development stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

Offices

    Our office is currently located at 70 Chapman Road, Toronto, Ontario, Canada M9P 1E7. Our telephone number is (888) 536-2336. This is the home office of our President, Silvia Soltan. We do not pay any rent to Ms. Soltan and there is no agreement to pay any rent in the future.

Government Regulation

    We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

    We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

    Other than the foregoing, no governmental approval is needed for the sale of our products.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.     DESCRIPTION OF PROPERTY

    Our business office is located at 70 Chapman Road, Toronto, Ontario, Canada M9P 1E7.

ITEM 3.     LEGAL PROCEEDINGS

    We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    There is presently no public market for our shares of common stock. We are currently applying for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders

    On March 23, 2009, we had 75 shareholders of record of our common stock.

Status of Our Public Offering

    On March 7, 2008, we filed a Form S-1 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. On March 17, 2008, our Form S-1 registration statement (SEC file no. 333-145600) was declared effective by the SEC. On September 29, 2008, the Company closed its public offering by issuing a total of 1,799,600 shares of common stock and raising $179,960. There were no underwriters or broker-dealers involved in the public offering. We raised $179,960 in gross proceeds. Since completing our public offering, we have used $89,079 of the proceeds as follows: legal and accounting fees of $25,526; consulting fees $56,998; and administrative fees of $6,555.

ITEM 6.     SELECTED FINANCIAL DATA

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Dividends

    To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to our offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

    Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

    To date, we have not granted any stock options.

Registration Rights

    We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

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

    Our specific goal is to profitably sell our services on our Internet website to the luxury market travelers. We intend to accomplish the foregoing through the following milestones:

1.

We intend to contact and negotiate with high-end five-star resorts, hotels, retreats, Spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents, convention centers and spas. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of luxury properties in the US and Canada. We believe we should have a minimum of three strategic alliances negotiated and signed within 30 days of attending the travel expo. The negotiation of additional alliances with service providers and the further development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

2.

As soon as our website is fully operational, which as we have said will be approximately 60 days from the start date, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We also intend to attend tradeshows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially, we will aggressively court the key database of corporate contacts provided by our president, Silvia Soltan. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from the start date.

3.

Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process will start as soon as our website is fully operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would "qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $10,000 to $20,000.

    In summary, we should be in full operation and receiving orders within the next 100 days. We estimate that we will generate revenue 120 to 180 days after beginning operations. Until our website is fully operational, we do not believe that clients will use our services to book their travel arrangements. We believe, however, that once our website is fully operational and we are able to provide a wide selection of services that we can offer to potential clients, they will utilize our services as their "personal concierge" for their travel needs.

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

Results of operations

From Inception on December 26, 2007 to December 31, 2008

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website "adensolutions.com." Our loss since inception is $104,079 of which $47,081 is for legal and accounting fees relating to the offering of securities under our registration statement.

    From inception through December 31, 2008 we sold 5,000,000 shares of common stock to our sole officer and director for $50.

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

    As of December 31, 2008, our total assets consisted of cash and totaled $76,526. Our total liabilities were $595.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aden Solutions, Inc.
Carson City, Nevada
(A Development Stage Company)

We have audited the accompanying balance sheets of Aden Solutions, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2008 and for the periods from December 26, 2007 (inception) through December 31, 2008 and from December 26, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of Aden's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Aden is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Aden's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aden as of December 31, 2008, and the result of operations and cash flows for the year then ended and for the periods from December 26, 2007 (inception) through December 31, 2008 and from December 26, 2007 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Aden will continue as a going concern. As discussed in Note 2 to the financial statements, Aden suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 23, 2009

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS As of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$76,526	$50

TOTAL ASSETS	$76,526	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$595	$-
Due to stockholder	-	15,000

TOTAL CURRENT LIABILITIES	595	15,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,799,600 and 5,000,000 shares issued and outstanding	-	-
Respectively	68	50
Additional paid-in capital	179,942	-
Deficit accumulated during development stage	(104,079)	(15,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	75,931	(14,950)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$76,526	$50

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC.
(A Development Stage Company)

STATEMENTS OF EXPENSES
For the Year ended December 2008 and for the period from Inception (December 26, 2007 to December 31, 2007 and for the Period
from Inception (December 26, 2007) to December 31, 2008

		Inception	Inception
		(December 26, 2007)	(December 26, 2007)
	Year Ended	through	through
	December 31, 2008	December 31, 2007	December 31, 2008

EXPENSES
Consulting expense	$56,998	$-	$56,998
General and administrative	6,555	-	6,555
Legal and accounting	25,526	15,000	40,526

TOTAL EXPENSES	89,079	15,000	104,079

NET LOSS	$(89,079)	$(14,950)	$(104,079)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average
shares outstanding- Basic and diluted	6,799,600	5,000,000

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC. (A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from December 26, 2007 (inception) to December 31, 2008

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Stock issued for cash on December 26,
2007 at a price of $0.00001 per share	5,000,000	$50	$-	$-	$50

Net loss for the year ended,
December 31, 2007	-	-	-	(15,000)	(15,000)

Balance, December 31, 2007	5,000,000	50	-	(15,000)	(14,950)

Issuance of common stock for cash at $0.10 per share	1,799,600	18	179,942	-	179,960

Net Loss	-	-	-	(89,079)	(89,079)

Balance, December 31, 2008	6,799,600	$68	$179,942	$(104,079)	$75,931

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS For the Period ended December 31, 2008 and 2007 and for the Period from Inception (December 26, 2007) through December 31, 2008

	Year Ended	From December 26,	From December 26,
	December 31,	2007 (inception) to	2007 (inception) to
	2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,079)	$(15,000)	$(104,079)
Adjustments to reconcile net loss to net cash used in operating activities: Changes in operating assets and liabilities:
Accounts payable	595	-	595
Net cash used in operating activities	(88,484)	(15,000)	(103,484)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from shareholder	19,980	15,000	34,980
Payment to shareholder	(34,980)	-	(34,980)
Proceeds from issuance of common stock	179,960	50	180,010

Net cash provided by financing activities	164,960	15,050	180,010

Net change in cash	76,476	50	76,526

Cash, beginning of period	50	-	50

Cash, end of period	$76,526	$50	$76,576

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC.
Notes to the Financial Statements
Period From December 26, 2007 (Inception)
Through December 31, 2008

Note 1.     Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business. Aden Solutions Inc. was incorporated in Nevada on December 26, 2007 for the purpose of providing business consulting services to corporate executives.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended December 31, 2008, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Aden Solutions considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes: Aden Solutions recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Aden Solutions provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements. Aden Solutions does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

ADEN SOLUTIONS INC.
Notes to the Financial Statements
Period From December 26, 2007 (Inception)
Through December 31, 2008

Note 2.     Going Concern

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at December 31, 2008, Aden Solutions has a working capital deficiency, has not generated revenues and has accumulated losses of $104,079 since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Aden Solutions' ability to continue as a going concern.

Note 3.     Commitments and Contingencies

The Company's activities are subject to laws and regulations governing environmental quality. The Company cannot predict what effect future regulations or legislation, enforcement policies, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities. Although no assurances can be made, the Company's management believes that absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company's financial position.

Note 4.     Related Party Balances and Transactions

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. On December 31, 2007, Aden Solutions owed the president and director of Aden Solutions $15,000 for expenses paid on behalf of Aden Solutions for legal fees advanced. On January 10, 2008 and March 23, 2008 Ms. Soltan advanced an additional $19,980 to cover expenses relating to the Form S-1 registration statement. The total amount is unsecured, non interest bearing, and had no specific terms for repayment.

On April 9, 2008, the company repaid Ms. Soltan the $34,980 for the total amount advanced.

ADEN SOLUTIONS INC.
Notes to the Financial Statements
Period From December 26, 2007 (Inception)
Through December 31, 2008

Note 5.     Preferred and Common Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the preferred stock could, if they choose to do so, elect all of the directors of the Company. There are no preferred shares issued.

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of common stock could, if they choose to do so, elect all of the directors of the Company.

On December 26, 2007, Aden Solutions issued 5,000,000 common founder shares to the president of Aden Solutions Inc. at a price of $0.00001 per share for cash proceeds of $50.

As of September 30, 2008, the Company had issued 1,799,600 shares of the Company's common stock at $0.10 per share for an aggregate investment of $179,960 during 2008.

Note 6.     Income Taxes

Aden Solutions uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, Aden Solutions incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $104,079 at December 31, 2008, and will begin to expire in the year 2027.

At December 31, 2008 and 2007, deferred tax assets consisted of the following:

	2008	2007
Statutory rate	34%	34%
Income taxes at statutory rate	$30,287	$5,100

	30,287	5,100
Increase in valuation allowance	(30,287)	(5,100)

Provision for income taxes	$-	$-

Deferred Tax Assets and Liablities:
Net operating loss carryforwards	$35,387	$5,100

Valuation allowance	(35,387)	(5,100)

Net deferred tax assets	$-	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2008, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

    1. We do not employ an Audit Committee - While not being legally obligated to have an audit committee, it is the Company's Management view that such a committee, including a financial expert member, is an utmost important entity-level control over the Company's financial statements. Currently the Board of Directors consists of a sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities. As a result, no effective Audit Committee can be established until the number of directors is increased and qualified members appointed.

    2. Dual Signatures of Checks- The Company's check signing authority is with its sole officer and director only. Management feels that the lack of dual signatures on checks can increase the likelihood of misappropriation of assets given the fact that there is only on authorized signer.

    3. We did not maintain proper segregation of duties for the preparation of our financial statements - As of December 31, 2008, the majority of the preparation of financial statements was carried out by one person, who is an independent consultant to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a)     Journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company. Additionally approval of certain material transactions was not documented as approved by the Company's Board of Directors.

b)     Lack of control over preparation of financial statements, and proper application of accounting policies.

    Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

    As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by COSO.

    Malone & Bailey, PC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008.

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

    The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of the Company's financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company's bank account; to decrease the likelihood of misappropriation of the Company's assets.

4.

We will establish policies to ensure that all significant transactions resulting in non- standard journal entries are reviewed and approved by the Company's Board of Directors and that approval be documented in the Company's corporate records.

Changes in Internal Control over Financial Reporting.

    We have also evaluated our internal control for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B.     OTHER INFORMATION

    None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

    Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Silvia Soltan	30	president, principal executive officer, secretary,
70 Chapman Road		treasurer, principal financial officer, principal
Toronto, Ontario		accounting officer and sole member of the board of
Canada M9P 1E7		directors.

    The person named above has held his offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Silvia Soltan

    Since our inception on December 26, 2007, Silvia Soltan has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. Since March 2005, Ms. Soltan has been a self employed translator and interpreter operating from her home. From January 2002 to February 2005, Ms Soltan was an executive customer service representative for IBM Canada located in Toronto. From September 2001 to January 2002, Ms. Soltan was a proof reader and editor of documents produced by the Minister of Labor in Toronto. Ms. Soltan holds a Bachelor of Arts and Science degree with Honors in International Relations (Economics, Politics, History), French Translation, Russian and Spanish language studies. Ms. Soltan has not been a member of the board of directors of any corporations during the last five years.

    During the past five years, Ms. Soltan has not been the subject of the following events:

    1. Any bankruptcy petition filed by or against any business of which Ms. Soltan was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

    3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Soltan's involvement in any type of business, securities or banking activities.

    4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Transactions with Related Persons, Promoters and Certain Control Persons

    Ms. Soltan is deemed a "promoter" of our company, within the meaning of such term under the Securities Act of 1933 since she founded and organized our company. Ms. Soltan is our only "promoter". On December 26, 2008, we issued 5,000,000 shares of common stock as restricted securities to Silvia Soltan, our sole officer and director, in consideration of $0.00001 per share or a total of $50. Ms. Soltan has not received and is not entitled to receive any additional consideration for her services as our promoter.

Conflicts of Interest

    There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

Involvement in Certain Legal Proceedings

    Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee Financial Expert

    We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

    We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to this report.

Code of Ethics

    We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

    We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

    As of the date of this report we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2008 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary Bonus Awards Awards Compensation					Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Silvia Soltan	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

    We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

    The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

    There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

    The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

DIRECTOR'S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan Compensation		All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Silvia Soltan	2008	0	0	0	0	0	0

Long-Term Incentive Plan Awards

    We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

    Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

    Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
		Percentage of	After Offering	Ownership After
	Number of	Ownership	Assuming all of	the Offering
Name and Address	Shares Before	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	the Offering	Offering	Sold	Shares are Sold

Silvia Soltan	5,000,000	100%	5,000,000	71.43%

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Ms. Soltan is the only "promoter" of our company.

Future sales by existing stockholders

    A total of 5,000,000 shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

    There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 75 holders of record for our common stock.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    In December 2007, we issued a total of 5,000,000 shares of restricted common stock to Silvia Soltan, our sole officer and director in consideration of $50.

    Ms. Soltan allows us to use approximately 100 square feet of her home for our operations on a rent free basis. The agreement is oral.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    For the Company's fiscal years ended December 31, 2008 and 2007, we were billed approximately $13,265 and $6,564 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

    There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

    For the Company's fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

    The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

    We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

    The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre- approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	03/07/08	3.1

3.2	Bylaws.	S-1	03/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	03/07/08	4.1

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	03/07/08	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 26th day of March, 2009.

ADEN SOLUTIONS INC.

BY:  SILVIA SOLTAN
         Silvia Soltan, President, Principal Executive
         Officer, Treasurer, Principal Financial Officer,
         Principal Accounting Officer, and sole member
         of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

SILVIA SOLTAN	President, Principal Executive Officer, Treasurer,	March 26, 2009
Silvia Soltan	Principal Accounting Officer, Principal Financial
Officer, and Sole Member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	03/07/08	3.1

3.2	Bylaws.	S-1	03/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	03/07/08	4.1

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement	S-1	03/07/08	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X