Form 10-Q
period 2009-06-30
ADEN SOLUTIONS INC.
filed 2009-08-04
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
YES [X] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,799,600 as of August 3, 2009.

ADEN SOLUTIONS INC.

FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements- (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Aden Solutions Inc.
(A Development Stage Company)

June 30, 2009

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$43,317	$76,526

TOTAL ASSETS	$43,317	$76,526

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$595

TOTAL CURRENT LIABILITIES	-	595

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,799,600 shares issued and outstanding
	68	68
Additional paid-in capital	179,942	179,942
Deficit accumulated during development stage	(136,693)	(104,079)
TOTAL STOCKHOLDERS' EQUITY	43,317	75,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,317	$76,526

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

					Inception
	Three Months	Three Months	Six Months	Six Months	(December 26, 2007)
	Ended	Ended	Ended	Ended	through
	June 30, 2009	June 30 2008	June 30, 2009	June 30, 2008	June 30, 2009

EXPENSES
Consulting expense	$7,535	10,398	$21,665	$15,173	$78,663
Other General and administrative	555	1,949	2,699	2,425	9,254
Legal and accounting	3,250	2,929	8,250	19,419	48,776

TOTAL EXPENSES	11,340	15,276	32,614	37,017	136,693

NET LOSS	$(11,340)	$15,276	$(32,614)	$(37,017)	$(136,693)

Net loss per share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average
Common stock shares outstanding- Basic and diluted	6,799,600	6,090,249	6,799,600	5,545,124

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six	Six	From December 26,
	Months Ended	Months Ended	2007 (inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,614)	(37,017)	$(136,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(595)	-	-
Net cash used in operating activities	(33,209)	(37,017)	(136,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	-	19,980	34,980-
Payment to shareholder	-	(34,980)	(34,980)
Proceed from issuance of common stock	-	111,610	180,010

Net cash provided by financing activities	-	96,610	180,010

Net change in cash	(33,209)	59,593	43,317

Cash, beginning of period	76,526	50	-

Cash, end of period	$43,317	59,643	$43,317

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Aden Solutions Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
June 30, 2009

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

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at June 30, 2009, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Aden Solutions' ability to continue as a going concern.

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

Plan of Operation

    Although we raised $180,010, we do not know how quickly we will use these funds. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

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

Results of operations

From Inception on December 26, 2007 to June 30, 2009

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at "adensolutions.com." Our loss since inception is $136,693 of which $48,776 is for legal and accounting fees, $9,254 is for general and administrative expenses, and $78,663 is for consulting expenses.

    From inception through June 30, 2009, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

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

    In September, 2008, the Company completed its public offering by raising $179,960 and issuing 1,799,600 shares of the Company's common stock.

    As of June 30, 2009, our total assets consisted of cash and totaled $43,317. Our total liabilities were $0.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T(A).     CONTROLS AND PROCEDURES.

a)     Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

    The funds were used as follows:

General and administrative expenses	$9,086
Consulting Fees	$78,663
Legal and accounting Fees	$48,894
Total remaining	$43,317

    From inception through June 30, 2009, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 3rd day of August, 2009 at Toronto, Ontario, Canada.

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