Form 10-Q
period 2009-09-30
ADEN SOLUTIONS INC.
filed 2009-11-12
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
Yes [   ] No [   ]

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
YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,599,200 as of November 10, 2009.

ADEN SOLUTIONS INC.

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Aden Solutions Inc.
(A Development Stage Company)

September 30, 2009

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$28,998	$76,526

TOTAL ASSETS	$28,998	$76,526

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$809	$595

TOTAL LIABILITIES	809	595

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 13,599,200 shares issued and outstanding	-	-
Respectively	136	136
Additional paid-in capital	179, 874	179,874
Deficit accumulated during development stage	(151,821)	(104,079)
TOTAL STOCKHOLDERS' EQUITY	28,189	75,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,998	$76,526

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

					Inception
	Three Months Ended		Nine Months Ended		(December 26, 2007)
					through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

EXPENSES
Consulting expense	$9,215	$19,815	$30,880	$34,988	$87,878
General and administrative	2,104	2,149	4,803	4,574	11,358
Legal and accounting	3,809	2,907	12,059	22,326	52,585

TOTAL EXPENSES	15,128	24,871	47,742	61,888	151,821

NET LOSS	$15,128	$24,871	$(47,742)	$(61,888)	$(151,821)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average
Common shares outstanding- Basic and diluted	13,599,200	11,828,568	13,599,200	11,828,568

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine	Nine	From December 26,
	Months Ended	Months Ended	2007 (inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,742)	$(61,888)	$(151,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable	214	570	809
Officer Loans	-	(15,000)	-
Net cash used in operating activities	(47,528)	(76,318)	(151,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of common stock	-	179,960	180,010

Net cash provided by financing activities	-	179,960	180,010

Net change in cash	(47,528)	103,642	28,998

Cash, beginning of period	76,526	50	-

Cash, end of period	$28,998	$103,692	$28,998

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
September 30, 2009

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

Recently Issued Accounting Pronouncements

Effective this quarter, the Company implemented ASC No. 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at September 30, 2009, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Aden Solutions' ability to continue as a going concern.

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
September 30, 2009

NOTE 3.     COMMON STOCK

On September 28, 2008, the Company had issued 3,599,200 shares of the Company's common stock at $0.05 per share for an aggregate investment of $179,960 during 2008.

On August 14, 2009, the Company enacted a stock dividend of 1 additional common share for each share outstanding. Pre-dividend, there were 6,799,600 common shares outstanding.

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

Results of operations

From Inception on December 26, 2007 to September 30, 2009

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at "adensolutions.com." Our loss since inception is $151,821 of which $52,585 is for legal and accounting fees relating to the offering of securities under our registration statement.

    From inception through September 30, 2009, we sold 10,000,000 shares of common stock to our sole officer and director for $50.

    On September 29, 2008, the Company closed its public offering by issuing 3,599,200 shares of common stock and raising $179,960.

    On August 14, 2009, the Company's board of directors voted and approved a stock dividend on the basis of 1 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 6,799,600 shares of common stock outstanding.

    On August 27, 2009, the Company obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of its common stock. Prior to the dividend the Company had 6,799,600 shares of common stock issued and outstanding. As of September 30, 2009, the Company had 13,599,200 post-dividend common shares issued and outstanding.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 10,000,000 shares of common stock through a Section 4(2) offering in December 2007. This was accounted for as a sale of common stock.

    In September, 2008, the Company completed its public offering by raising $179,960 and issuing 3,599,200 shares of the Company's common stock.

    On August 14, 2009, the Company's board of directors voted and approved a stock dividend on the basis of 1 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 6,799,600 shares of common stock outstanding.

    On August 27, 2009, the Company obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of its common stock. Prior to the dividend the Company had 6,799,600 shares of common stock issued and outstanding. As of September 30, 2009, the Company had 13,599,200 post-dividend common shares issued and outstanding.

    As of September 30, 2009, our total assets consisted of cash and totaled $28,998. Our total liabilities were $809.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-149600) allowing us to sell 2,000,000 shares of common stock minimum, 4,000,000 shares of common stock maximum at an offering price of $0.05 per share. There was no underwriter involved in our public offering. On September 29, 2008, the Company completed its public offering by issuing 3,599,200 shares of common stock and raising $179,960.

    The funds were used as follows:

General and administrative expenses	$11,358
Consulting Fees	$87,878
Legal and accounting Fees	$52,585
Total remaining	$28,998

    From inception through September 30, 2009, we sold 10,000,000 shares of common stock to our sole officer and director for $50.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    None.

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.

    The following documents are included herein:

Exhibit No.	Document Description
(a)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)     Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of November, 2009 at Toronto, Ontario, Canada.

ADEN SOLUTIONS INC.
(Registrant)

BY:	SILVIA SOLTAN
Silvia Soltan, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX
Exhibit No.	Document Description
(a)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

 Print PDF Version