Form 10-K
period 2009-12-31
ADEN SOLUTIONS INC.
filed 2010-03-26
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECUIRITIES
EXCHANGE ACT OF 1934
For the transitional period from _____________ to ______________

Commission file number 000-53608

ADEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA	35-2319209
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

70 Chapman Road
Toronto, Ontario
Canada M9P 1E7
(Address of principal executive offices, including zip code.)

1-888-536-ADEN
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange in which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.0001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2009 is $180,010.

As of March 25, 2010, the registrant had 13,599,200 shares issued and outstanding.

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

Website

    Currently our website has been launched at www.adensolutions.com. We are still in the process of expanding our database and should be fully operational by the end of 2010.

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

    Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception in December 2007. At present, we have launched our website at www.adensolutions.com and begun work on our database. Currently we have not solidified strategic alliances to partner with so the amount of information on our website is limited. We believe that the website will be fully operation at the end of 2010.

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

    We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances with luxury properties in the US and Canada. One such example under consideration is the Luxury Travel Expo 2010 - the largest gathering of luxury agents in the world. (www.luxurytravelexpo.com).This would be an opportunity to meet and network with hundreds of luxury service providers.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.     DESCRIPTION OF PROPERTY

    Our business office is located at 70 Chapman Road, Toronto, Ontario, Canada M9P 1E7.

ITEM 3.     LEGAL PROCEEDINGS

    We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock was listed for trading on the OTC Bulletin Board ("OTCBB") operated the Financial Industry Regulatory Authority (FINRA) on June 23, 2009 under the symbol "ADSU."  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.  Below are the high and low quarterly sales information relating to trading in our common stock during our fiscal year ended December 31, 2009.

2009	High	Low
Fourth Quarter: 10/1/09 to 12/31/09	$0.56	$0.20
Third Quarter: 7/1/09 to 9/30/09	$1.25	$0.56
Second Quarter: 4/1/09 to 6/30/09	$0.00	$0.00
First Quarter: 1/01/09 to 3/31/09	$0.00	$0.00

Holders

    On March 25, 2010, we had 75 shareholders of record of our common stock.

Status of Our Public Offering

    On March 7, 2008, we filed a Form S-1 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. On March 17, 2008, our Form S-1 registration statement (SEC file no. 333-145600) was declared effective by the SEC. On September 29, 2008, the Company closed its public offering by issuing a total of 1,799,600 shares of common stock and raising $179,960. There were no underwriters or broker-dealers involved in the public offering. We raised $179,960 in gross proceeds. Since completing our public offering, we have used $161,676 of the proceeds as follows: legal and accounting fees of $55,593; consulting fees $93,943; and administrative fees of $12,140.

ITEM 6.     SELECTED FINANCIAL DATA

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Dividends

    To date, we have not declared or paid any cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to our offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay cash dividends in the future.

    Payment of cash dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

    On August 14, 2009, the Company's board of directors voted and approved a stock dividend on the basis of 1 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 6,799,600 shares of common stock outstanding.

    On August 27, 2009, the Company obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of its common stock. Prior to the dividend the Company had 6,799,600 shares of common stock issued and outstanding. As of December 31, 2009, the Company had 13,599,200 post-dividend common shares issued and outstanding.

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

Results of operations

From Inception on December 26, 2007 to December 31, 2009

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at "adensolutions.com." Our loss since inception is $161,676 of which $55,593 is for legal and accounting fees relating to the offering of securities under our registration statement.

    From inception through December 31, 2009, we sold 10,000,000 post dividend shares of common stock to our sole officer and director for $50.

    On September 29, 2008, the Company closed its public offering by issuing 3,599,200 post dividend shares of common stock and raising $179,960.

    On August 14, 2009, the Company's board of directors voted and approved a stock dividend on the basis of 1 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 6,799,600 shares of common stock outstanding.

    On August 27, 2009, the Company obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of its common stock. Prior to the dividend the Company had 6,799,600 shares of common stock issued and outstanding. As of December 31, 2009, the Company had 13,599,200 post-dividend common shares issued and outstanding.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 10,000,000 post dividend shares of common stock through a Section 4(2) offering in December 2007. This was accounted for as a sale of common stock.

    In September, 2008, the Company completed its public offering by raising $179,960 and issuing 3,599,200 post dividend shares of the Company's common stock.

    On August 14, 2009, the Company's board of directors voted and approved a stock dividend on the basis of 1 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 6,799,600 shares of common stock outstanding.

    On August 27, 2009, the Company obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of its common stock. Prior to the dividend the Company had 6,799,600 shares of common stock issued and outstanding. As of December 31, 2009, the Company had 13,599,200 post-dividend common shares issued and outstanding.

    As of December 31, 2009, our total assets consisted of cash and totaled $18,834. Our total liabilities were $500.

Off-Balance Sheet Arrangements

    We have no off-balance sheet arrangements

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aden Solutions, Inc.
Carson City, Nevada
(A Development Stage Company)

We have audited the accompanying balance sheets of Aden Solutions, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related statements of expenses, changes in stockholders' equity, and cash flows for the years then ended and for the periods from December 26, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of Aden's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Aden is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Aden's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aden as of December 31, 2009 and 2008, and the result of operations and cash flows for the years then ended and for the periods from December 26, 2007 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Aden will continue as a going concern. As discussed in Note 2 to the financial statements, Aden suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

March 24, 2009

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$18,834	$76,526

TOTAL ASSETS	$18,834	$76,526

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$500	$595
Due to stockholder	-	-

TOTAL CURRENT LIABILITIES	500	595

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 13,599,200 shares issued and outstanding as of
December 31, 2009 and 2008, respectively	136	136
Additional paid-in capital	179,874	179,874
Deficit accumulated during development stage	(161,676)	(104,079)
TOTAL STOCKHOLDERS' EQUITY	18,334	75,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,834	$76,526

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES For the Year ended December 2009 and 2008 and from Inception ( December 26, 2007) to December 31, 2009

			Inception
			(December 26, 2007)
	Year Ended	Year Ended	through
	December 31, 2009	December 31, 2008	December 31, 2009

EXPENSES
Consulting expense	$36,945	$56,998	$93,943
Other general and administrative	5,586	6,555	12,140
Legal and accounting	15,067	25,526	55,593

TOTAL EXPENSES	57,597	89,079	161,676

NET LOSS	$(57,597)	$(89,079)	$(161,676)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	N/A

Weighted average
Common shares outstanding- Basic and diluted	13,599,200	13,599,200	N/A

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC. (A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from December 26, 2007 (inception) to December 31, 2009

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Stock issued for cash on December 26,
2007 at $0.00001	10,000,000	$100	$(50)	$-	$50

Net loss during 2007	-	-	-	(15,000)	(15,000

Balance, December 31, 2007	10,000,000	100	(50)	(15,000)	(14,950)

Issuance of stock at $0.10	3,599,200	35.992	179,924	-	179,960

Net loss during 2008	-	-	-	(89,079	(89,079)

Balance, December 31, 2008	13,599,200	136	179,874	(104,079)	75,931

Net loss during 2009	-	-	-	(57,597)	(57,597)

Balance, December 31, 2009	13,599,200	$136	$179,874	$(161,676)	$18,334

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS For the Period ended December 31, 2009 and 2008 and for the Period from Inception (December 26, 2007) through December 31, 2009

	Year Ended		From December 26,
	December 31,	Year Ended	2007 (inception) to
	2009	December 31, 2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,597)	$(89,079)	$(161,676)
Adjustments to reconcile net loss to net cash used in operating activities:Changes in operating assets and liabilities:
Accounts payable	95	595	500
Net cash used in operating activities	(57,692)	(88,484)	(161,176)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from shareholder	-	19,980	34,980
Payment to shareholder	-	(34,980)	(34,980)
Proceeds from issuance of common stock	-	179,960	180,010

Net cash provided by financing activities	-	164,960	180,010

Net change in cash	57,692	76,476	18,834

Cash, beginning of period	76,526	50	-

Cash, end of period	$18,834	$76,526	$18,834

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
Period From December 26, 2007 (Inception)
Through December 31, 2009

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

Earnings (loss) Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended December 31, 2009, there were no potentially dilutive securities outstanding.

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

Aden Solutions does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows.

Note 2.     Going Concern

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at December 31, 2009, Aden Solutions has not generated revenues and has had accumulated losses since inception.

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
Period From December 26, 2007 (Inception)
Through December 31, 2009

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

On December 31, 2007, Aden Solutions owed the president and director of Aden Solutions $15,000 for expenses paid on behalf of Aden Solutions for legal fees advanced. During 2008, Ms. Soltan advanced an additional $19,980 to cover expenses relating to the Form S-1 registration statement. The total amount is unsecured, non interest bearing, and had no specific terms for repayment.

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

On December 26, 2007, Aden Solutions issued 10,000,000 post dividend common founder shares to the president of Aden Solutions Inc. at a price of $0.00001 per share for cash proceeds of $50.

During 2008, the Company sold 3,599,200 post dividend common shares at $0.10 per share for an aggregate investment of $179,960.

On August 27, 2009, the Company issued a 2-1 dividend of its common stock. Prior to the dividend the Company had 6,799,600 shares of common stock issued and outstanding. As of December 31, 2009, the Company had 13,599,200 post-dividend common shares issued and outstanding. All of the periods have been adjusted retroactively.

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
Period From December 26, 2007 (Inception)
Through December 31, 2009

Note 5.     Income Taxes

Aden Solutions uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009, Aden Solutions incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The cumulative net operating loss carry-forward is $92,984 at December 31, 2009, and will begin to expire in the year 2028.

At December 31, 2009 and 2008, deferred tax assets consisted of the following:

Deferred Tax Assets and Liablities:
Net operating loss carryforwards	$23,246	$35,387

Valuation allowance	(23,246)	(35,387)

Net deferred tax assets	$-	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2009, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

    3.     We did not maintain proper segregation of duties for the preparation of our financial statements - As of December 31, 2009, the majority of the preparation of financial statements was carried out by one person, who is an independent consultant to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

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

    As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by COSO.

    Malone & Bailey, PC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Silvia Soltan	31	president, principal executive officer, secretary,
70 Chapman Road		treasurer, principal financial officer, principal
Toronto, Ontario		accounting officer and sole member of the board of
Canada M9P 1E7		directors.

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

Transactions with Related Persons, Promoters and Certain Control Persons

    Ms. Soltan is deemed a "promoter" of our company, within the meaning of such term under the Securities Act of 1933 since she founded and organized our company. Ms. Soltan is our only "promoter". On December 26, 2008, we issued 10,000,000 post dividend shares of common stock as restricted securities to Silvia Soltan, our sole officer and director, in consideration of $0.00001 per share or a total of $50. Ms. Soltan has not received and is not entitled to receive any additional consideration for her services as our promoter.

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

Audit Committee and Charter

    We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter was filed as an exhibit to our Form 10-K report for 2008 on March 27, 2009.

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

Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and persons who beneficially owned more than ten percent of the Company's common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company's knowledge, all such reports as required were filed on a timely basis in compliance with Section 16(a).

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2009, December 31, 2008 and December 31, 2007 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary Bonus Awards Awards Compensation					Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Silvia Soltan	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

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

DIRECTOR'S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan Compensation		All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Silvia Soltan	2009	0	0	0	0	0	0

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

			Number of Shares	Percentage of
		Percentage of	After Offering	Ownership After
	Number of	Ownership	Assuming all of	the Offering
Name and Address	Shares Before	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	the Offering	Offering	Sold	Shares are Sold

Silvia Soltan	10,000,000	100%	10,000,000	71.43%

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Ms. Soltan is the only "promoter" of our company.

Future sales by existing stockholders

    A total of 10,000,000 post dividend shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

    There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 75 holders of record for our common stock.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    In December 2007, we issued a total of 10,000,000 post dividend shares of restricted common stock to Silvia Soltan, our sole officer and director in consideration of $50.

    Ms. Soltan allows us to use approximately 100 square feet of her home for our operations on a rent free basis. The agreement is oral.

    Currently, we have no independent directors.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    For the Company's fiscal years ended December 31, 2009 and 2008, we were billed approximately $12,500 and $13,265 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

    There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

    For the Company's fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

    The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	03/07/08	3.1

3.2	Bylaws.	S-1	03/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	03/07/08	4.1

14.1	Code of Ethics.	10-K	03/27/09	14.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	03/07/08	99.1

99.2	Audit Committee Charter.	10-K	03/27/09	99.2

99.3	Disclosure Committee Charter.	10-K	03/27/09	99.3

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 25th day of March, 2010.

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

Signature	Title	Date

SILVIA SOLTAN	President, Principal Executive Officer, Treasurer,	March 25, 2010
Silvia Soltan	Principal Accounting Officer, Principal Financial
Officer, and Sole Member of the Board of Directors

EXHIBIT INDEX
		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	03/07/08	3.1

3.2	Bylaws.	S-1	03/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	03/07/08	4.1

14.1	Code of Ethics.	10-K	03/27/09	14.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	03/07/08	99.1

99.2	Audit Committee Charter.	10-K	03/27/09	99.2

99.3	Disclosure Committee Charter.	10-K	03/27/09	99.3

Print PDF Version