Form 10-Q
period 2010-03-31
ADEN SOLUTIONS INC.
filed 2010-05-24
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,599,200 as of May 21, 2010.

ADEN SOLUTIONS INC.

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Aden Solutions Inc.
(A Development Stage Company)

March 31, 2010

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$9,537	$18,834

TOTAL ASSETS	$9,537	$18,834

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$360	$500

TOTAL LIABILITIES	360	500

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 13,599,200 issued and outstanding	136	136
Additional paid-in capital	179,874	179,874
Deficit accumulated during development stage	(170,833)	(161,676)
TOTAL STOCKHOLDERS' EQUITY	9,177	18,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,537	$18,834

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

			Inception
	Three Months	Three Months	(December 26, 2007)
	Ended	Ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

EXPENSES
Consulting expense	$6,000	$14,130	$99,943
General and administrative	657	1,976	12,797
Legal and accounting	2,500	5,169	58,093

TOTAL EXPENSES	9,157	21,275	170,833

NET LOSS	$(9,157)	$(21,275)	$(170,833)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average
Common shares outstanding (basic and diluted)	13,599,200	6,799,600

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three	Three	From December 26,
	Months Ended	Months Ended	2007 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,157)	(21,275)	$(170,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable	(140)	(595)	360
Net cash used in operating activities	(9,297)	(21,275)	(170,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	-	-	34,980
Payment to shareholder	-	-	(34,980)
Proceed from issuance of common stock	-	-	180,010

Net cash provided by financing activities	-	-	180,010

Net change in cash	(9,297)	(21,870)	9,537

Cash, beginning of period	18,834	76,526	-

Cash, end of period	$9,537	54,656	$9,537

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Aden Solutions Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aden Solutions Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Aden's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicated the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at March 31, 2010, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Aden Solutions' ability to continue as a going concern.

NOTE 3.     SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 through the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of operations

From Inception on December 26, 2007 to March 31, 2010

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at "adensolutions.com." Our loss since inception is $170,833 of which $58,093 is for legal and accounting fees relating to the offering of securities under our registration statement.

    From inception through March 31, 2010, we sold 10,000,000 post dividend shares of common stock to our sole officer and director for $50.

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

    On August 27, 2009, the Company obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of its common stock. Prior to the dividend the Company had 6,799,600 shares of common stock issued and outstanding. As of March 31, 2010, the Company had 13,599,200 post-dividend common shares issued and outstanding.

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

    On August 27, 2009, the Company obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of its common stock. Prior to the dividend the Company had 6,799,600 shares of common stock issued and outstanding. As of March 31, 2010, the Company had 13,599,200 post-dividend common shares issued and outstanding.

    As of March 31, 2010, our total assets consisted of cash and totaled $9,537. Our total liabilities were $360.

Off-Balance Sheet Arrangements

    We have no off-balance sheet arrangements

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures are not effective as of March 31, 2010, due to the lack of financial reporting personnel because of the lack of financial resources.

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

    The funds were used as follows:

General and administrative expenses	$12,797
Consulting Fees	$99,943
Legal and accounting Fees	$58,093
Total remaining	$9,537

    From inception through March 31, 2010, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     (REMOVED AND RESERVED)

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 24th day of May, 2010 at Toronto, Ontario, Canada.

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