Form 10-Q
period 2010-06-30
ADEN SOLUTIONS INC.
filed 2010-08-02
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,599,200 as of July 30, 2010

ADEN SOLUTIONS INC.

FORM 10-Q
June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Aden Solutions Inc.
(A Development Stage Company)

June 30, 2010

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$155	$18,834

TOTAL ASSETS	$155	$18,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,000	$500

TOTAL CURRENT LIABILITIES	4,000	500

STOCKHOLDERS' EQUITY( DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 13,599,200 shares
issued and outstanding	136	136
Additional paid-in capital	179,874	179,874
Deficit accumulated during development stage	(183,855)	(161,676)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,845)	18,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$155	$18,834

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

					Inception
	Three Months	Three Months	Six Months	Six Months	(December 26, 2007)
	Ended	Ended	Ended	Ended	Through
	June 30, 2010	June 30 2009	June 30, 2010	June 30, 2009	June 30, 2010

EXPENSES
Consulting expense	$7,912	7,535	$13,912	$21,665	$107,855
Other general and administrative	110	555	767	2,699	12,907
Legal and accounting	5,000	3,250	7,500	8,250	63,093

TOTAL EXPENSES	13,022	11,340	22,179	32,614	183,855

NET LOSS	$(13,022)	$(11,340)	$(22,179)	$(32,614)	$(183,855)

Net loss per common share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
Common stock shares outstanding- Basic and diluted	13,599,200	13,599,200	13,599,200	13,599,200

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six	Six	From December 26,
	Months Ended	Months Ended	2007 (inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,179)	(32,614)	$(183,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	3,500	(595)	4,000
Net cash used in operating activities	(18,679)	(33,209)	(179,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of common stock	-	-	180,010

Net cash provided by financing activities	-	-	180,010

Net change in cash	(18,679)	(33,209)	155

Cash, beginning of period	18,834	76,526	-

Cash, end of period	$155	$43,317	$155

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Aden Solutions Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
June 30, 2010

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aden Solutions Inc. ("Aden Solutions"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Aden's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicated the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at June 30, 2010, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Aden Solutions' ability to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2010 up through the date the Company issued these financial statements.  On July 22, 2010, the company entered into a loan agreement with CRG Finance AG whereby CRG Finance AG loaned us $10,000. The loan is due upon demand and compounds interest at 7.5% per annum, based on a 365 day calendar year.

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

Results of operations

From Inception on December 26, 2007 to June 30, 2010

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at "adensolutions.com." Our loss since inception is $183,855 of which $63,093 is for legal and accounting fees, $12,907 is for other general and administrative expenses, and $107,855 is for consulting expenses.

    From inception through June 30, 2010, we sold 10,000,000 post dividend shares of common stock to our sole officer and director for $50.

    On September 29, 2008, we closed our public offering by issuing 3,599,200 post dividend shares of common stock and raising $179,960.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 10,000,000 post dividend shares of common stock through a Section 4(2) offering in December 2007. This was accounted for as a sale of common stock.

    In September, 2008, we completed our public offering by raising $179,960 and issuing 3,599,200 post dividend shares of our common stock.

    On August 14, 2009, our board of directors voted and approved a stock dividend on the basis of 1 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 6,799,600 shares of common stock outstanding.

    On August 27, 2009, we obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of our common stock. Prior to the dividend we had 6,799,600 shares of common stock issued and outstanding. As of June 30, 2010, we had 13,599,200 post-dividend common shares issued and outstanding.

    On July 22, 2010, we entered into a loan agreement with CRG Finance AG whereby CRG Finance AG loaned us $10,000. The loan is due upon demand and compounds interest at 7.5% per annum, based on a 365 day calendar year.

    As of June 30, 2010, our total assets consisted of cash and totaled $155. Our total liabilities were $4,000.

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

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures are not effective as of June 30, 2010, due to the lack of financial reporting personnel because of the lack of financial resources.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-149600) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. On September 29, 2008, we completed our public offering by issuing 1,799,600 shares of common stock and raising $179,960.

    The funds were used as follows:

General and administrative expenses	$12,907
Consulting Fees	$107,855
Legal and accounting Fees	$63,093
Total remaining	$155

    From inception through June 30, 2010, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th day of July, 2010 at Toronto, Ontario, Canada.

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