Form 10-Q
period 2010-09-30
ADEN SOLUTIONS INC.
filed 2010-11-10
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 95,194,400 as of November 10, 2010

ADEN SOLUTIONS INC.

FORM 10-Q
September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Aden Solutions Inc.
(A Development Stage Company)

September 30, 2010

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$15,476	$18,834

TOTAL ASSETS	$15,476	$18,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,599	$500
Loans payable	24,960	-

TOTAL CURRENT LIABILITIES	28,599	500

STOCKHOLDERS' EQUITY( DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 700,000,000 shares authorized, $0.00001
par value; 95,194,400 shares issued and outstanding	952	952
Additional paid-in capital	179,058	179,058
Deficit accumulated during development stage	(193,093)	(161,676)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(13,083)	18,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,476	$18,834

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

					Inception
	Three Months	Three Months	Nine Months	Nine Months	(December 26, 2007)
	Ended	Ended	Ended	Ended	Through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

EXPENSES
Consulting expense	$5,006	9,215	$18,918	$30,880	$112,861
Other general and administrative	1,232	2,104	1,999	4,804	14,139
Legal and accounting	3,000	3,809	10,500	12,059	66,093

TOTAL EXPENSES	9,238	15,128	31,417	47,742	193,093

NET LOSS	$(9,238)	$(15,128)	$(31,417)	$(47,742)	$(193,093)

Net loss per common share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
Common stock shares outstanding- Basic and diluted	95,194,400	95,194,400	95,194,400	95,194,400

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine	Nine	From December 26,
	Months Ended	Months Ended	2007 (inception) to
	September 30, 2010	September 30, 2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,417)	(47,742)	$(193,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	3,099	214	3,599
Net cash used in operating activities	(28,318)	(47,528)	(189,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of common stock	-	-	180,010
Proceeds from loan payable	24,960	-	24,960

Net cash provided by financing activities	24,960	-	204,970

Net change in cash	(3,358)	(47,528)	15,467

Cash, beginning of period	18,834	76,526	-

Cash, end of period	$15,476	$28,998	$15,476

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Aden Solutions Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
September 30, 2010

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

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at September 30, 2010, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Aden Solutions' ability to continue as a going concern.

NOTE 3.     COMMON STOCK

On August 31, 2010, the Company implemented a stock dividend on the basis of 7 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 13,599,200 common shares outstanding, and post-dividend, there were 95,194,400 shares outstanding. The Company, at the same time, increased its authorized shares to 700,000,000 shares of common stock.

NOTE 4.     LOANS PAYABLE

On July 22, 2010, CRG Finance AG loaned us $10,000. The loan is due upon demand and compounds interest at 7.5% per annum, based on a 365 day calendar year.

On September 29, 2010, CRG Finance AG loaned us another $15,000. The loan is due upon demand and compounds interest at 7.5% per annum, based on a 365 day calendar year.

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

Results of operations

From Inception on December 26, 2007 to September 30, 2010

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at "adensolutions.com." Our loss since inception is $193,093 of which $66,093 is for legal and accounting fees, $14,139 is for other general and administrative expenses, and $112,861 is for consulting expenses.

    From inception through September 30, 2010, we sold 70,000,000 post dividend shares of common stock to our sole officer and director for $50.

    On September 29, 2008, we closed our public offering by issuing 25,194,400 post dividend shares of common stock and raising $179,960.

    On August 30, 2010, the Company's board of directors voted and approved a stock dividend on the basis of 1 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 13,599,200 pre dividend shares of common stock outstanding.

    On August 31, 2010, the Company obtained approval from the Financial Industry Regulatory Authority to issue a 7-1 dividend of its common stock. Prior to the dividend the Company had 13,599,200 shares of common stock issued and outstanding. As of September 30, 2010, the Company had 95,194,400 post-dividend common shares issued and outstanding.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 70,000,000 post dividend shares of common stock through a Section 4(2) offering in December 2007. This was accounted for as a sale of common stock.

    In September, 2008, we completed our public offering by raising $179,960 and issuing 25,194,400 post dividend shares of the Company's common stock.

    On August 14, 2009, our board of directors voted and approved a stock dividend on the basis of 1 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 6,799,600 shares of common stock outstanding.

    On August 27, 2009, we obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of its common stock. Prior to the dividend we had 6,799,600 shares of common stock issued and outstanding. As of September 30, 2010, we had 95,194,400 post-dividend common shares issued and outstanding.

    On July 22, 2010, we entered into a loan agreement with CRG Finance AG whereby CRG Finance AG loaned us $10,000. The loan is due upon demand and compounds interest at 7.5% per annum, based on a 365 day calendar year.

    On September 29, 2010, we entered into an additional loan agreement with CRG Finance AG whereby CRG Finance AG loaned us $15,000. The loan is due upon demand and compounds interest at 7.5% per annum, based on a 365 day calendar year.

    On August 30, 2010, the Company's board of directors voted and approved a stock dividend on the basis of 7 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 13,599,200 shares of common stock outstanding.

    On August 31, 2010, the Company obtained approval from the Financial Industry Regulatory Authority to issue a 7-1 dividend of its common stock. Prior to the dividend the Company had 13,599,200 shares of common stock issued and outstanding. As of September 30, 2010, the Company had 95,194,400 post-dividend common shares issued and outstanding.

    As of September 30, 2010, our total assets consisted of cash and totaled $15,467. Our total liabilities were $28,559.

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

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures are not effective as of September 30, 2010, due to the lack of financial reporting personnel because of the lack of financial resources.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-149600) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. On September 29, 2008, we completed our public offering by issuing 1,799,600 shares of common stock and raising $179,960. As of the date of this report, we have used all of the funds raised through our public offering.

    From inception through September 30, 2010, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of November, 2010 at Toronto, Ontario, Canada.

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

PDF Version