Form 10-K
period 2010-12-31
ADEN SOLUTIONS INC.
filed 2011-04-12
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2010 is $180,010.

As of March 31, 2011, the registrant had 95,194,400 shares issued and outstanding.

PART I

ITEM 1.     BUSINESS

General

    We were incorporated in the State of Nevada on December 26, 2007. We have not started operations. We have launched our website (www.adensolutions.com) that offers a comprehensive list of services that we can provide to the business executive and other professional traveler. We will specialize in the business of providing assistance to corporate entities and individuals to maximize their travel experience and enable clients to increase their own profitability by saving them time. We have not generated any revenues and the only operation we have engaged in is the development of a business plan. We maintain our statutory registered agent's office at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at 70 Chapman Road, Toronto, Ontario, Canada M9P 1E7. Our telephone number is (888) 536-2336. This is the home office of our Secretary, Silvia Soltan. We do not pay any rent to Ms. Soltan and there is no agreement to pay any rent in the future.

    We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not begun operations and will not begin operations until we are able to raise the funds to do so. Our plan of operation is prospective and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

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

Website

    Currently our website has been launched at www.adensolutions.com. We are still in the process of expanding our database and should be fully operational by the end of 2011.

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

    The website will exhibit links to the service providers once we are able to enter into a strategic alliance with them. The links will provide the client with a virtual view of the destinations that we represent and events taking place in the area they are intending to visit. In the future, the website may also offer links to area restaurants and spas.

    The website is a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not appeal to them.

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

    Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception in December 2007. At present, we have launched our website at www.adensolutions.com and begun work on our database. Currently we have not solidified strategic alliances to partner with so the amount of information on our website is limited. We believe that the website will be fully operation at the end of 2011.

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

    We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances with luxury properties in the US and Canada. One such example under consideration is the Luxury Travel Expo 2011 - the largest gathering of luxury agents in the world. (www.luxurytravelexpo.com).This would be an opportunity to meet and network with hundreds of luxury service providers.

    Initially we will aggressively court the key database of corporate contacts provided by our President, Stephan Oberacher and Secretary, Silvia Soltan in order to attract initial clients and strategic partners. We also intend to attract and add new clients through our website with a strong technical support capable of recording leads.

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

    Most hotels and resorts have their own websites and upon initiating our website operations, we will be competing with the foregoing. We intend to differentiate ourselves by offering a much more personalized service. We will handle all aspects of the travel arrangements - air travel, hotel accommodations, car rental, limousine pick-up, floral arrangements, dinner, tickets for theater productions or shows, having your suit or dress pressed, down to ensuring that a specific brand of water is available in the room. We intend to act as a personal concierge or executive assistant throughout the duration of the trip.

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

    Stephan Oberacher, our president will be devoting approximately 15 hours a week of his time to our operations. Once we begin operations, and are able to attract more and more clients to use our services, Mr. Oberacher has agreed to commit more time as required. Because Mr. Oberacher will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

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

Employees; Identification of Certain Significant Employees.

    We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

Offices

    Our office is currently located at 70 Chapman Road, Toronto, Ontario, Canada M9P 1E7. Our telephone number is (888) 536-2336. This is the home office of our Secretary, Silvia Soltan. We do not pay any rent to Ms. Soltan and there is no agreement to pay any rent in the future.

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

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock was listed for trading on the OTC Bulletin Board ("OTCBB") operated the Financial Industry Regulatory Authority (FINRA) on June 23, 2009 under the symbol "ADSU."  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.  Below are the high and low quarterly sales information relating to trading in our common stock during our last two fiscal years ended December 31, 2010 and 2009 respectively.

2010	High	Low
Fourth Quarter: 10/1/10 to 12/31/10	$0.30	$0.04
Third Quarter: 7/1/10 to 9/30/10	$1.01	$0.07
Second Quarter: 4/1/10 to 6/30/10	$0.03	$0.03
First Quarter: 1/01/10 to 3/31/10	$0.06	$0.03

2009	High	Low
Fourth Quarter: 10/1/09 to 12/31/09	$0.56	$0.20
Third Quarter: 7/1/09 to 9/30/09	$1.25	$0.56
Second Quarter: 4/1/09 to 6/30/09	$0.00	$0.00
First Quarter: 1/01/09 to 3/31/09	$0.00	$0.00

Holders

    On March 31, 2011, we had 75 shareholders of record of our common stock.

Status of Our Public Offering

    On March 7, 2008, we filed a Form S-1 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. On March 17, 2008, our Form S-1 registration statement (SEC file no. 333-145600) was declared effective by the SEC. On September 29, 2008, the Company closed its public offering by issuing a total of 95,194,400 shares of post dividend common stock and raising $179,960. There were no underwriters or broker-dealers involved in the public offering. We raised $179,960 in gross proceeds. As of the date of this report, we have used all of the funds raised through our public offering.

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

    On August 27, 2009, we obtained approval from the Financial Industry Regulatory Authority to issue a 2-1 dividend of our common stock. Prior to the dividend we had 6,799,600 shares of common stock issued and outstanding. As of December 31, 2009, we had 13,599,200 post-dividend common shares issued and outstanding.

    On August 30, 2010, our board of directors voted and approved a stock dividend on the basis of 7 additional shares of common stock for each one share outstanding. At the time of the stock dividend there were 13,599,200 shares of common stock outstanding.

    On August 31, 2010, we obtained approval from the Financial Industry Regulatory Authority to issue a 7-1 dividend of our common stock. Prior to the dividend we had 13,599,200 shares of common stock issued and outstanding. As of December 31, 2010, we had 95,194,400 post-dividend common shares issued and outstanding.

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

2.

As soon as our website is fully operational, which as we have said will be approximately 60 days from the start date, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We also intend to attend tradeshows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially, we will aggressively court the key database of corporate contacts provided by our president, Stephan Oberacher, and secretary, Silvia Soltan. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from the start date.

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

Results of operations

From Inception on December 26, 2007 to December 31, 2010

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at "adensolutions.com." Our loss since inception is $202,502 of which $69,670 is for legal and accounting fees, $14,977 is for other general and administrative expenses, and $117,855 is for consulting expenses.

    From inception through December 31, 2010, we sold 70,000,000 post dividend shares of common stock to our sole officer and director for $50.

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

    On August 31, 2010, we obtained approval from the Financial Industry Regulatory Authority to issue a 7-1 dividend of our common stock. Prior to the dividend we had 13,599,200 shares of common stock issued and outstanding. As of December 31, 2010, we had 95,194,400 post-dividend common shares issued and outstanding.

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

    On August 30, 2010, our board of directors voted and approved a stock dividend on the basis of 7 additional share of common stock for each one share outstanding. At the time of the stock dividend there were 13,599,200 shares of common stock outstanding.

    On August 31, 2010, we obtained approval from the Financial Industry Regulatory Authority to issue a 7-1 dividend of its common stock. Prior to the dividend we had 13,599,200 shares of common stock issued and outstanding. As of December 31, 2010, we had 95,194,400 post-dividend common shares issued and outstanding.

    As of December 31, 2010, our total assets consisted of cash and totaled $5,736. Our total liabilities were $28,228.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aden Solutions, Inc.
(A Development Stage Company)
Carson City, Nevada

We have audited the accompanying balance sheets of Aden Solutions, Inc. (a development stage company) ("Aden") as of December 31, 2010 and 2009 and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from December 26, 2007 (inception) through December 31, 2010. These financial statements are the responsibility of Aden's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aden as of December 31, 2010 and 2009, and the result of its operations and its cash flows for the years then ended and for the period from December 26, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

April 4, 2011

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$5,736	$18,834

TOTAL ASSETS	$5,736	$18,834

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,268	$500
Loans payable	24,960	-

TOTAL CURRENT LIABILITIES	28,228	500

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 95,194,400 shares issued and outstanding as of
December 31, 2010 and 2009, respectively	952	136
Additional paid-in capital	179,058	179,874
Deficit accumulated during development stage	(202,502)	(161,676)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,492)	18,334

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,736	$18,834

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES For the Year ended December 2010 and 2009 and from December 26, 2007 (inception) through December 31, 2010

			December 26, 2007
			(Inception )
	Year Ended	Year Ended	through
	December 31, 2010	December 31, 2009	December 31, 2010

EXPENSES
Consulting expense	$23,912	$36,945	$117,855
Other general and administrative	2,837	5,586	14,977
Legal and accounting	14,077	15,067	69,670

TOTAL EXPENSES	40,826	57,597	202,502

NET LOSS	$(40,826)	$(57,597)	$(202,502)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	N/A

Weighted average
Common shares outstanding- Basic and diluted	95,194,400	95,194,400	N/A

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC. (A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from December 26, 2007 (inception) to December 31, 2010

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Stock issued for cash
at inception at $0.00001	70,000,000	$100	$(50)	$-	$50

Net loss during 2007	-	-	-	(15,000)	(15,000)

Balance, December 31, 2007	70,000,000	100	(50)	(15,000)	(14,950)

Issuance of stock for cash at $0.10	25,194,400	852	179,108	-	179,960

Net loss during 2008	-	-	-	(89,079)	(89,079)

Balance, December 31, 2008	95,194,400	952	179,058	(104,079)	75,931

Net loss during 2009	-	-	-	(57,597)	(57,597)

Balance, December 31, 2009	95,194,400	$952	$179,058	$(161,676)	$18,334

Net loss during 2010	-	-	-	(40,826)	(40,826)

Balance, December 31, 2010	95,194,400	$952	$179,058	$(202,502)	$5,736

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS For the Years ended December 31, 2010 and 2009 and for the Period from December 26, 2007 (Inception ) through December 31, 2010

			December 26, 2007
	Year Ended		(inception)
	December 31,	Year Ended	through
	2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,826)	$(57,597)	$(202,502)
Adjustments to reconcile net loss to net cash used in operating activities: Changes in operating assets and liabilities:
Accounts payable	2,768	95	3,268
Net cash used in operating activities	(38,058)	(57,692)	(199,234)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings on loans payable	24,960	-	24,960
Advances from shareholder	-	-	34,980
Payment to shareholder	-	-	(34,980)
Proceeds from issuance of common stock	-	-	180,010

Net cash provided by financing activities	24,960	-	204,970

Net change in cash	(13,098)	57,692	5,736

Cash, beginning of period	18,834	76,526	-

Cash, end of period	$5,736	$18,834	$5,736

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

(The accompanying notes are an integral part of these financial statements.)

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
Period From December 26, 2007 (Inception)
Through December 31, 2010

Note 1.     Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business. Aden Solutions Inc. ("Aden Solutions" or the "Company") was incorporated in Nevada on December 26, 2007 for the purpose of providing business consulting services to corporate executives. Aden Solutions is a development stage company as defined by the Accounting Standard Codification ASC 915-15 "Accounting and Reporting by Development Stage Enterprises."

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

Earnings (loss) Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended December 31, 2010 and 2009, there were no potentially dilutive securities outstanding.

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

Aden Solutions does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As of December 31, 2010, Aden Solutions has not generated revenues and has accumulated losses since inception.

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
Period From December 26, 2007 (Inception)
Through December 31, 2010

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

Note 4. Loan Payable

On July 22, 2010, CRG Finance AG loaned the Company $10,000. The loan is due upon demand with interest at 7.5% per annum.

On September 29, 2010, CRG Finance AG loaned the Company another $15,000. The loan is due upon demand with interest at 7.5% per annum.

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

On December 26, 2007, Aden Solutions issued 70,000,000 post dividend common founder shares to the president of Aden Solutions Inc. at $0.00001 per share for cash proceeds of $50.

During 2008, the Company sold 3,599,200 post dividend common shares at $0.10 per share for an aggregate investment of $179,960.

On August 27, 2009, the Company issued a 2-1 dividend of its common stock. Prior to the dividend, the Company had 6,799,600 common shares issued and outstanding. As of December 31, 2009, the Company had 13,599,200 post-dividend common shares issued and outstanding. All of the periods have been adjusted retroactively.

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
Period From December 26, 2007 (Inception)
Through December 31, 2010

On August 31, 2010, the Company issued a 7-1 dividend of its common stock. Prior to this dividend, the Company had 13,599,200 common shares issued and outstanding. As of December 31, 2010, the Company had 95,194,400 post-dividend common shares issued and outstanding.

Note 6. Income Taxes

Aden Solutions uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2010, Aden Solutions incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $134,000 at December 31, 2010, and will begin to expire in the year 2028.

At December 31, 2010 and 2009, deferred tax assets consisted of the following:

Deferred Tax Assets and Liablities:
Net operating loss carryforwards	$45,500	$23,246
Valuation allowance	(45,500)	(23,246)
Net deferred tax assets	$-	$-

Note 7. Subsequent Events

On February 14, 2011, Aden entered into another loan agreement with CRG Finance AG for $25,000 of which $10,000 was received and is repayable on March 14, 2011 with 7.5% APR interest due. This loan has not been repaid as of April 4, 2011.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2010, included in this report have been audited by MaloneBailey, LLC, as set forth in this annual report.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

3.     We did not maintain proper segregation of duties for the preparation of our financial statements - As of December 31, 2010, the majority of the preparation of financial statements was carried out by one person, who is an independent consultant to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

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

    As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by COSO.

    MaloneBailey, LLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

ITEM 9B.     OTHER INFORMATION

    None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

    Our directors will serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or her successors are duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Stephan Oberacher 15, Rue Princesse Caroline 98000 Principality of Monaco	45	President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and Director

Silvia Soltan	32	Secretary and Director
70 Chapman Road
Toronto, Ontario
Canada M9P 1E7

    On February 24, 2011, Stephan Oberacher, age 45, was appointed as Chairman of the Board of directors and as our president, principal executive officer, treasurer, and principal financial officer. On the same date, Silvia Soltan resigned as our president, principal executive officer, treasurer, and principal financial officer. Ms. Soltan remains our Secretary and a member of our Board of directors.

Background of officers and directors

Stephan Oberacher

    From 1989 to 2006, Stephan Oberacher created and lead Arc-en-ciel advertising agency in Munich, Germany. Arc-en-ciel was ranked among the top-100 Advertising Agency in Germany. It had 30 employees and was famous and well known for its strategic and creative work; even being awarded by the Art Directors Clubs in Germany and New York. Arc-en-ciel had international partnerships with NICE Network for International Communication Europe and BBDO Interone. The agency was sold in 2006. From 2004 to 2006, Mr. Oberacher also created GTM Good Time Music AG. Mr. Oberacher was the chief executive officer and oversaw fundraising efforts. The purpose of the company was to establish a German music label, however due to market developments the company was discontinued in 2006. In 2008, Stephan Oberacher created the GLOBAL INVESTORS MEETING. The world's most prestigious Finance-Fair for Private Banking. Its partners include Sotheby's International; with Speakers: Dr. Alan Greenspan and Jim Rogers and exhibitors from leading international banks. The Fair has recently been cancelled because of political reasons. From 2009 - to the present Mr. Oberacher has been a business consultant for international projects, advising companies in consumer products, solar energy plants and golf course projects.

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

    During the past five years, Mr. Oberacher or Ms. Soltan has not been the subject of the following events:

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

Transactions with Related Persons, Promoters and Certain Control Persons

    Ms. Soltan is deemed a "promoter" of our company, within the meaning of such term under the Securities Act of 1933 since she founded and organized our company. Ms. Soltan is our only "promoter". On December 26, 2008, we issued 70,000,000 post dividend shares of common stock as restricted securities to Silvia Soltan, our sole officer and director, in consideration of $0.00001 per share or a total of $50. Ms. Soltan has not received and is not entitled to receive any additional consideration for her services as our promoter.

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

Code of Ethics

    We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as an exhibit to our Form 10-K report for 2008 on March 27, 2009.

Disclosure Committee and Charter

    We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed as an exhibit to our Form 10-K report for 2008 on March 27, 2009.

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

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2010, December 31, 2009 and December 31, 2008 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary Bonus Awards Awards Compensation					Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Silvia Soltan	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
(resigned in 2011)	2008	0	0	0	0	0	0	0	0

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

DIRECTOR'S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan Compensation		All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Silvia Soltan	2010	0	0	0	0	0	0

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

			Number of Shares	Percentage of
		Percentage of	After Offering	Ownership After
	Number of	Ownership	Assuming all of	the Offering
Name and Address	Shares Before	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	the Offering	Offering	Sold	Shares are Sold

Silvia Soltan	70,000,000	100%	70,000,000	71.43%

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Ms. Soltan is the only "promoter" of our company.

Future sales by existing stockholders

    A total of 70,000,000 post dividend shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

    There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 75 holders of record for our common stock.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    In December 2007, we issued a total of 70,000,000 post dividend shares of restricted common stock to Silvia Soltan, our sole officer and director in consideration of $50.

    Ms. Soltan allows us to use approximately 100 square feet of her home for our operations on a rent free basis. The agreement is oral.

    Currently, we have no independent directors.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    For the Company's fiscal years ended December 31, 2010 and 2009, we were billed approximately $12,500 and $12,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

    None.

Tax Fees

    None.

All Other Fees

    None.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	03/07/08	3.1

3.2	Bylaws.	S-1	03/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	03/07/08	4.1

10.1	Loan Agreement	8-K	02/25/11	10.1

14.1	Code of Ethics.	10-K	03/27/09	14.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	03/07/08	99.1

99.2	Audit Committee Charter.	10-K	03/27/09	99.2

99.3	Disclosure Committee Charter.	10-K	03/27/09	99.3

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 11th day of April, 2011.

ADEN SOLUTIONS INC.

BY:  STEPHAN OBERACHER
         Stephan Oberacher, President, Principal Executive
         Officer, Treasurer, Principal Financial Officer,
         Principal Accounting Officer, and a member
         of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

STEPHAN OBERACHER	President, Principal Executive Officer, Treasurer,	April 11, 2011
Stephan Oberacher	Principal Accounting Officer, Principal Financial Officer, and a Member of the Board of Directors

SILVIA SOLTAN	Secretary and a Member of the Board of Directors	April 11, 2011
Silvia Soltan

EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	03/07/08	3.1

3.2	Bylaws.	S-1	03/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	03/07/08	4.1

10.1	Loan Agreement	8-K	02/25/11	10.1

14.1	Code of Ethics.	10-K	03/27/09	14.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	03/07/08	99.1

99.2	Audit Committee Charter.	10-K	03/27/09	99.2

99.3	Disclosure Committee Charter.	10-K	03/27/09	99.3

Print PDF Version