Form 10-Q
period 2011-03-31
ADEN SOLUTIONS INC.
filed 2011-05-16
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2011

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

Commission file number 000-53608

ADEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA	35-2319209
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

70 Chapman Road
Toronto, Ontario
Canada M9P 1E7
(Address of principal executive offices, including zip code.)

1-888-536-ADEN
(telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The Issuer had 95,194,400 shares of Common Stock, outstanding as of May 10, 2011.

ADEN SOLUTIONS INC.

FORM 10-Q
March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Aden Solutions Inc.
(A Development Stage Company)

March 31, 2011

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$2,767	$5,736

TOTAL ASSETS	$2,767	$5,736

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$3,268
Loans payable	34,960	24,960

TOTAL CURRENT LIABILITIES	34,960	28,228

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 95,194,400 shares issued and outstanding	952	952
Additional paid-in capital	179,058	179,058
Deficit accumulated during development stage	(212,203)	(202,502)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(32,193)	(22,492)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,767	$5,736

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

			December 26, 2007
			(Inception )
	Three Months Ended	Three Months Ended	through
	March 31, 2011	March 31, 2010	March 31, 2011

EXPENSES
Consulting expense	$4,885	$6,000	$122,740
Other general and administrative	2,152	657	17,128
Legal and accounting	2,665	2,500	72,335

TOTAL EXPENSES	9,702	9,157	212,203

NET LOSS	$(9,702)	$(9,157)	$(212,203)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	N/A

Weighted average
Common shares outstanding- Basic and diluted	95,194,400	95,194,400	N/A

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			December 26, 2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,702)	$(9,157)	$(212,203)
Adjustments to reconcile net loss to net cash used in operating activities: Changes in operating assets and liabilities:
Accounts payable	(3,268)	(140)	-
Net cash used in operating activities	(12,970)	(9,297)	(212,203)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings on loans payable	10,000	-	34,960
Advances from shareholder	-	-	34,980
Payment to shareholder	-	-	(34,980)
Proceeds from issuance of common stock	-	-	180,010

Net cash provided by financing activities	10,000	-	214,970

Net change in cash	(2,970)	(9,297)	2,767

Cash, beginning of period	5,736	18,834	-

Cash, end of period	$2,767	$9,537	$2,767

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aden Solutions Inc. ("Aden Solutions"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Aden's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicated the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at March 31, 2011, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Aden Solutions' ability to continue as a going concern.

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

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 4.     LOANS PAYABLE (continued)

On February 14, 2011, Aden entered into another loan agreement with CRG Finance AG for $25,000 of which $10,000 was received and is repayable with 7.5% APR interest due, per annum, based on a 265 day calendar year.

NOTE 5.     SUBSEQUENT EVENTS

On April 21, 2011, Aden Solutions borrowed another $15,000 from CRG Finance AG. This loan has not been repaid as of May 10, 2011.

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

Plan of Operation

    The following sets forth our plan of operation as of the end of the period covered by this Report. Subsequent to such date, on April 21, 2011, Mr. Stephan Oberacher tendered his resignation as President, Treasurer, Principal Executive Officer, and Principal Accounting Officer of the Company.  Mr. Oberacher had served as an officer and director of the Company since February 24, 2011.   Ms. Silvia Soltan has assumed the positions of president, principal executive officer, treasurer, and principal financial officer.  Ms. Soltan remains the Company secretary and is the sole member of the Board of Directors. The Company is presently assessing how this change in management may impact the timing and implementation of the Company's plans.

    Our specific goal is to profitably sell our services on our Internet website to luxury market travelers. We intend to accomplish the foregoing through the following milestones:

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

2.

As soon as our website is fully operational, which as we have said will be approximately 60 days from the start date, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We also intend to attend tradeshows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially, we will aggressively court the key database of corporate contacts provided by our management. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from the start date.

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

    In summary, we anticipate that we will commence operations and begin receiving orders within the next 100 days. We estimate that we will generate revenue 120 to 180 days after beginning operations. Until our website is fully operational, we do not believe that clients will use our services to book their travel arrangements. We believe, however, that once our website is fully operational and we are able to provide a wide selection of services that we can offer to potential clients, they will utilize our services as their "personal concierge" for their travel needs.

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

    We will not be conducting any product research or development. We do not expect to purchase or sell any facility or significant equipment. Further, we do not expect significant changes in the number of employees.

Limited operating history; need for additional capital

    There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Results of operations

From Inception on December 26, 2007 to March 31, 2011

    Since the company's inception, we have incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at "adensolutions.com." Our loss since inception is $212,203 of which $72,335 is for legal and accounting fees, $17,128 is for other general and administrative expenses, and $122,740 is for consulting expenses.

    From inception through December 31, 2010, we sold 70,000,000 post dividend shares of common stock to our sole officer and director for $50.

    On September 29, 2008, we closed our public offering by issuing 25,194,400 post dividend shares of common stock and raising $179,960.

    On August 27, 2009, we issued a stock dividend on the basis of 1 additional share of common stock for each one share outstanding. Prior to the stock dividend there were 6,799,600 shares of common stock outstanding.

    In September of 2010, we issued a second stock dividend on the basis of 6 additional shares of common stock for each one share outstanding. Prior to the stock dividend there were 13,599,200 pre-dividend shares of common stock outstanding.

    Following the 2010 dividend and as of the end of the period covered by this Report, we had 95,194,400 common shares issued and outstanding.

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

    On February 14, 2011, we entered into another loan agreement with CRG Finance AG for $25,000. The loan is due upon demand and compounds interest at 7.5% per annum, based on a 365 day calendar year.

    As of March 31, 2011, our total assets consisted of cash and totaled $2,767. Our total liabilities were $34,960.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION.

    Not applicable.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEN SOLUTIONS INC.
(Registrant)

By:	SILVIA SOLTAN
Name: Silvia Soltan Title: President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and Director

Date: May 16, 2011

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