Form 10-Q
period 2011-06-30
ADEN SOLUTIONS INC.
filed 2011-08-15
CIK 1427639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended: June 30, 2011

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

1-888-536-ADEN
(telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 95,194,400 shares of Common Stock, outstanding as of August 15, 2011.

ADEN SOLUTIONS INC.

FORM 10-Q

June 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

                             SIGNATURE

                            EXHIBIT INDEX

 PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Aden Solutions Inc.
(A Development Stage Company)

June 30, 2011

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$8,939	$5,736

TOTAL ASSETS	$8,939	$5,736

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,825	$3,268
Loans payable	49,960	24,960

TOTAL CURRENT LIABILITIES	60,785	28,228

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 95,194,400 shares issued and outstanding	952	952
Additional paid-in capital	179,058	179,058
Deficit accumulated during development stage	(231,856)	(202,502)
TOTAL STOCKHOLDERS' DEFICIT	(51,846)	(22,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,939	$5,736

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

					Inception
	Three Months	Three Months	Six Months	Six Months	(December 26, 2007)
	Ended	Ended	Ended	Ended	Through
	June 30, 2011	June 30 2010	June 30, 2011	June 30, 2010	June 30, 2011

EXPENSES
Consulting expense	$4,924	7,912	$9,809	$13,912	$127,664
Other general and administrative	623	110	2,774	767	17,751
Legal and accounting	14,106	5,000	16,771	7,500	86,441

TOTAL EXPENSES	19,653	13,022	29,354	22,179	231,856

NET LOSS	$(19,653)	$(13,022)	$(29,354)	$(22,179)	$(231,856)

Net loss per common share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
Common stock shares outstanding- Basic and diluted	95,194,400	95,194,400	95,194,400	95,194,400

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			December 26, 2007
	Six Months	Six Months	(inception)
	Ended	Ended	through
	June 30, 2011	June 30, 2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,354)	$(22,179)	$(231,856)
Adjustments to reconcile net loss to net cash used in operating activities: Changes in operating assets and liabilities:
Accounts payable	7,557	3,500	10,825
Net cash used in operating activities	(21,798)	(18,679)	(221,031)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings on loans payable	25,000	-	49,960
Advances from shareholder	-	-	34,980
Payment to shareholder	-	-	(34,980)
Proceeds from issuance of common stock	-	-	180,010

Net cash provided by financing activities	25,000	-	229,970

Net change in cash	3,203	(18,679)	8,939

Cash, beginning of period	5,736	18,834	-

Cash, end of period	$8,939	$155	$8,939

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aden Solutions Inc. (“Aden”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Aden’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicated the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at June 30, 2011, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Aden Solutions’ ability to continue as a going concern.

NOTE 3.         LOANS PAYABLE

On February 14, 2011, Aden entered into another loan agreement with CRG Finance AG for $25,000 of which $10,000 was received and is repayable on demand with 7.5% APR interest due, per annum, based on a 265 day calendar year.

On April 21, 2011, Aden Solutions borrowed another $15,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 7.5% per annum, based on a 365 day calendar year.

NOTE 4.         SUBSEQUENT EVENTS

On July 27, 2011, Aden Solutions borrowed another $25,000 from CRG Finance AG. This loan has not been repaid as of August 15, 2011.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source-out purveyors of services for products to sell and source-out clients to buy our services.  With respect to the period covered by this Report, we have been of the view that the technical aspects of our website could be sufficiently developed to use for our operations during the foreseeable future. We cannot guarantee that if we begin commercial operations we will stay in business after such commercial operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up our cash assets and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through loans.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe the proceeds from private loans obtained by the Company will sustain us partially through the year but with limited funds available to develop a growth strategy.  Other than as described in this section, we have no other financing plans.

Plan of Operation

The following sets forth our plan of operation as of the end of the period covered by this Report.  On April 21, 2011, Mr. Stephan Oberacher tendered his resignation as President, Treasurer, Principal Executive Officer, and Principal Accounting Officer of the Company.  Mr. Oberacher had served as an officer and director of the Company since February 24, 2011.  Ms. Silvia Soltan has assumed the positions of president, principal executive officer, treasurer, and principal financial officer.  Ms. Soltan remains the Company secretary and is the sole member of the Board of Directors.  The Company is presently assessing how this change in management may affect the Company’s business plans.

Our current business model goal during the period covered by this Report was to sell our services on our Internet website to luxury market travelers. During the period covered by this Report, we intended to accomplish the foregoing through the steps summarized below. As of the date of filing of this Report, such actions are currently the subject of review and analysis by the Board of Directors regarding a decision of whether the Company will proceed with such plans:

1.

Our business plan during the period covered by this Report contemplated that we would contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We would also develop strategic relationships with travel agents, convention centers and spas. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of luxury properties in the US and Canada. We believe we should have a minimum of three strategic alliances negotiated and signed within 30 days of attending the travel expo. The negotiation of additional alliances with service providers and the further development of the website would be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we would have to be continually upgrading the website. We believe that it would cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the commercial website and the database had been anticipated to be ready within 60 days from the start date. The start date would be determined once a minimum of three resorts or retreats agreed to let us represent them. As additional alliances would be negotiated with service providers, we would up-grade the website. As our customer base increased, we would up-grade the database. Both upgrades would be ongoing during the life of our operations.

2.

Under our business plan during the period covered by this Report, as soon as our website would be fully operational, we would begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We would attend tradeshows and conferences. We planned to target business executives, corporations and high-income individuals to become potential users of our services. Initially, we planned to aggressively court the key database of corporate contacts provided by our management. We planned to utilize inbound links that connect directly to our website from other sites. Potential clients could simply click on these links to become connected to our website from search engines and community and affinity sites. We believed that it will cost a minimum of $15,000 for our marketing campaign. Marketing would be an ongoing matter that will continue during the life of our operations. We also believed that we would begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from the start date.

3.

Our marketing program under our business plan in effect during the period covered by this Report would combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process would start as soon as our website became fully operational and would be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would “qualify” the potential clients. It would also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database was previously estimated to be $10,000 to $20,000.

Until our website would become fully commercially operational, we do not believe that clients would use our services to book their travel arrangements. We believe, however, that if our website becomes fully commercially operational and we could provide a wide selection of services that we could offer to potential clients, they might utilize our services as their “personal concierge” for their travel needs.

If we are unable to complete our website, or negotiate suitable terms with service providers to enable us to represent their companies, or if we are unable to attract clients to use our services, we may have to suspend or cease operations.

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

To become profitable and competitive, we would have to complete the commercial operability of our website as well as locate and negotiate agreements with service providers to allow us to represent them for a percentage-based commission. We then have to locate clients to book those services through us. We may seek equity financing or debt facilities to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 26, 2007 to June 30, 2011

Since the company’s inception, we have incorporated the company, hired an attorney, and hired an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at “adensolutions.com” however our website is not yet able to execute commercial operations or generate any revenues.  Our loss since inception is $231,856 of which $86,442 is for legal and accounting fees, $17,750 is for other general and administrative expenses, and $127,664 is for consulting expenses.

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

In September, 2008, we completed our public offering by raising $179,960 and issuing 25,194,400 post dividend shares of the Company’s common stock.

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

            On July 27, 2011, we borrowed another $25,000 from CRG Finance AG. This loan has not been repaid as of August 15, 2011.

As of June 30, 2011, our total assets consisted of cash and totaled $8,939. Our total liabilities were $60,785 consisting of accounts and loans payable.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to limited segregation of duties.

Changes in Internal Controls

            There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Not Applicable.

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

Date: August 15, 2011

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