Form 10-Q/A
period 2011-06-30
ADEN SOLUTIONS INC.
filed 2011-09-14
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.  No other changes have been made to the Form 10-Q.

ITEM 6.         EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101	Interactive Data Files (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

*   Previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEN SOLUTIONS INC.
(Registrant)

By:	/s/ SILVIA SOLTAN
Name: Silvia Soltan Title: President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and Director

             Date: September 14, 2011

EXHIBIT INDEX

Exhibit No.	Document Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101	Interactive Data Files (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

*   Previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011.