Form 10-Q
period 2011-09-30
ADEN SOLUTIONS INC.
filed 2011-11-14
CIK 1427639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended: September 30, 2011

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 95,194,400 shares of Common Stock, outstanding as of November 9, 2011.

ADEN SOLUTIONS INC.

FORM 10-Q

September 30, 2011

SIGNATURE

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Aden Solutions Inc.
(A Development Stage Company)

September 30, 2011

ADEN SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	September 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,492	$5,736

TOTAL ASSETS	$4,492	$5,736

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,907	$3,268
Loans payable	64,960	24,960

TOTAL CURRENT LIABILITIES	67,867	28,228

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 95,194,400 shares issued and outstanding	952	952
Additional paid-in capital	179,058	179,058
Deficit accumulated during development stage	(243,385)	(202,502)
TOTAL STOCKHOLDERS' (DEFICIT)	(63,375)	(22,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,492	$5,736

The accompanying notes are an integral part of these unaudited financial statements.

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Inception (December 26, 2007) Through September 30, 2011

EXPENSES
Consulting expense	$7,715	5,006	$17,524	$18,918	$135,379
Other general and administrative	1,314	1,232	4,089	1,999	19,065
Legal and accounting	2,500	3,000	19,270	10,500	88,941

TOTAL EXPENSES	11,529	9,238	40,883	31,417	243,385

NET LOSS	$(11,529)	$(9,238)	$(40,883)	$(31,417)	$(243,385)

Net loss per common share,
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
Common stock shares outstanding- Basic and diluted	95,194,400	95,194,400	95,194,400	95,194,400

The accompanying notes are an integral part of these unaudited financial statements.

6

ADEN SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	December 26, 2007 (inception) through September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,883)	$(31,417)	$(243,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(361)	3,099	2,907
Net cash used in operating activities	(41,244)	(28,318)	(240,478)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings on loans payable	40,000	24,960	64,960
Advances from shareholder	-	-	-
Payment to shareholder	-	-	-
Proceeds from issuance of common stock	-	-	180,010

Net cash provided by financing activities	40,000	24,960	244,970

Net change in cash	(1,244)	(3,358)	4,492

Cash, beginning of period	5,736	18,834	-

Cash, end of period	$4,492	$15,476	$4,492

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

The accompanying notes are an integral part of these unaudited financial statements.

7

ADEN SOLUTIONS INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aden Solutions Inc. (“Aden Solutions”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Aden’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicated the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Aden Solutions will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Aden Solutions be unable to continue as a going concern. As at September 30, 2011, Aden Solutions has not generated revenues and has accumulated losses since inception. The continuation of Aden Solutions as a going concern is dependent upon the continued financial support from its shareholders, the ability of Aden Solutions to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Aden Solutions’ ability to continue as a going concern.

NOTE 3.         LOANS PAYABLE

As of September 30, 2011 the company owes $64,960 to CRG Finance AG. The loans bear interest at 7.5% per annum and are due on demand.

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

If we need additional cash and cannot raise it, we will either have to suspend operations until we raise the additional funds, or cease operations entirely.

Plan of Operation

The following sets forth our plan of operation as of the end of the period covered by this Report.  Subsequent to such date, on April 21, 2011, Mr. Stephan Oberacher tendered his resignation as President, Treasurer, Principal Executive Officer, and Principal Accounting Officer of the Company.  Mr. Oberacher had served as an officer and director of the Company since February 24, 2011. Ms. Silvia Soltan has assumed the positions of president, principal executive officer, treasurer, and principal financial officer.  Ms. Soltan remains the Company secretary and is the sole member of the Board of Directors.  The Company is presently assessing how this change in management may impact the timing and implementation of the Company’s plans.

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

In summary, we anticipate that we will commence operations and begin receiving orders within the next 100 days. We estimate that we will generate revenue 120 to 180 days after beginning operations. Until our website is fully operational, we do not believe that clients will use our services to book their travel arrangements. We believe, however, that once our website is fully operational and we are able to provide a wide selection of services that we can offer to potential clients, they will utilize our services as their “personal concierge” for their travel needs.

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

Results of operations

From Inception on December 26, 2007 to September 30, 2011

Since the company’s inception, we have incorporated the company, hired legal counsel, and retained an auditor for the preparation of our registration statement. We have prepared an internal business plan. We have launched a website at “adensolutions.com.” Our loss since inception is $243,385 of which $88,941 is for legal and accounting fees, $19,065 is for other general and administrative expenses, and $135,379 is for consulting expenses.

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

            On July 27, 2011, we borrowed another $25,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 7.5% per annum, based on a 365 day calendar year. This loan has not been repaid as of the date of this report.

As of September 30, 2011, our total assets consisted of cash and totaled $4,492. Our total liabilities were $67,867 consisting if accounts and loans payable.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to not employing an audit committee, no dual signature on checks, and lack of segregation of duties.

Changes in Internal Controls

            There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

            Date: November 9, 2011

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